Form 10-Q
period 2024-09-30
Groupon, Inc.
filed 2024-11-12
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes ☐        No  ☒
As of November 7, 2024, there were 39,767,842 shares of the registrant's Common Stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms include Groupon, Inc. and it subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are defined in the list below (the "Glossary"):

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Cost Savings Plan	August 2022 Board approved multi-phase cost savings plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan, included within the 2022 Cost Savings Plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
600 West Chicago	The Company’s previously leased headquarters located in Chicago, Illinois
Assessment	Claims for tax assessments by foreign jurisdictions, inclusive of estimated incremental interest from the original assessment.
ASU	Accounting Standards Update
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
RSU	Restricted Stock Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
Quarterly Report	Quarterly Report on Form 10-Q for the period ended June 30, 2024
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Share Purchase Agreement	Agreement to sell shares of SumUp
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes; our Common Stock, including volatility in our stock price; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A. Risk Factors on our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024, June 30, 2024 and September 30, 2024, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$159,710	$141,563
Accounts receivable, net	40,126	50,373
Prepaid expenses and other current assets	46,775	63,647
Total current assets	246,611	255,583
Property, equipment and software, net	20,326	30,530
Right-of-use assets - operating leases, net	2,830	2,197
Goodwill	178,685	178,685
Intangible assets, net	5,170	11,404
Investments	74,823	74,823
Deferred income taxes	11,864	11,639
Other non-current assets	7,705	6,095
Total assets	$548,014	$570,956
Liabilities and equity (deficit)
Current liabilities:
Short-term borrowings	$—	$42,776
Accounts payable	12,749	15,016
Accrued merchant and supplier payables	152,262	209,423
Accrued expenses and other current liabilities	99,237	101,939
Total current liabilities	264,248	369,154
Convertible senior notes, net	227,650	226,470
Operating lease obligations	933	2,382
Other non-current liabilities	14,973	13,262
Total liabilities	507,804	611,268
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 50,057,026 shares issued and 39,762,909 shares outstanding at September 30, 2024; 42,147,266 shares issued and 31,853,149 shares outstanding at December 31, 2023	5	4
Additional paid-in capital	2,432,705	2,337,565
Treasury stock, at cost, 10,294,117 shares at September 30, 2024 and December 31, 2023	(922,666)	(922,666)
Accumulated deficit	(1,458,265)	(1,449,887)
Accumulated other comprehensive income (loss)	(11,785)	(5,647)
Total Groupon, Inc. stockholders' equity (deficit)	39,994	(40,631)
Noncontrolling interests	216	319
Total equity (deficit)	40,210	(40,312)
Total liabilities and equity (deficit)	$548,014	$570,956

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$114,479	$126,474	$362,178	$377,194
Cost of revenue	11,584	15,796	36,059	48,840
Gross profit	102,895	110,678	326,119	328,354
Operating expenses:
Marketing	36,258	28,898	101,587	76,013
Selling, general and administrative	71,327	80,016	222,937	277,913
Restructuring and related charges	896	2,228	613	10,333
Gain on sale of assets	—	—	(5,160)	—
Total operating expenses	108,481	111,142	319,977	364,259
Income (loss) from operations	(5,586)	(464)	6,142	(35,905)
Other income (expense), net	22,429	(39,525)	5,264	(41,260)
Income (loss) before provision (benefit) for income taxes	16,843	(39,989)	11,406	(77,165)
Provision (benefit) for income taxes	2,321	817	17,802	4,258
Net income (loss)	14,522	(40,806)	(6,396)	(81,423)
Net (income) loss attributable to noncontrolling interests	(594)	(552)	(1,982)	(1,689)
Net income (loss) attributable to Groupon, Inc.	$13,928	$(41,358)	$(8,378)	$(83,112)

Net income (loss) per share:
Basic	$0.35	$(1.31)	$(0.22)	$(2.68)
Diluted	$0.33	$(1.31)	$(0.22)	$(2.68)

Weighted average number of shares outstanding:
Basic	39,748,268	31,500,489	38,966,238	31,039,668
Diluted	45,014,446	31,500,489	38,966,238	31,039,668

Comprehensive income (loss):
Net income (loss)	$14,522	$(40,806)	$(6,396)	$(81,423)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	(23,092)	11,141	(6,138)	11,038
Comprehensive income (loss)	(8,570)	(29,665)	(12,534)	(70,385)
Comprehensive (income) loss attributable to noncontrolling interest	(594)	(552)	(1,982)	(1,689)
Comprehensive income (loss) attributable to Groupon, Inc.	$(9,164)	$(30,217)	$(14,516)	$(72,074)

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618	—	—	—	—	79,619	—	79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425
Comprehensive income (loss)	—	—	—	—	—	(10,035)	4,602	(5,433)	623	(4,810)
Vesting of RSUs and PSUs	877,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,446)	—	(1,967)	—	—	—	—	(1,967)	—	(1,967)
Stock-based compensation on equity-classified awards	—	—	6,465	—	—	—	—	6,465	—	6,465
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(703)	(703)
Balance at June 30, 2024	49,998,258	$5	$2,423,780	(10,294,117)	$(922,666)	$(1,472,193)	$11,307	$40,233	$177	$40,410
Comprehensive income (loss)	—	—	—	—	—	13,928	(23,092)	(9,164)	594	(8,570)
Vesting of RSUs and PSUs	56,513	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,224	—	64	—	—	—	—	64	—	64
Tax withholdings related to net share settlements of stock-based compensation awards	(3,969)	—	(69)	—	—	—	—	(69)	—	(69)
Stock-based compensation on equity-classified awards	—	—	8,930	—	—	—	—	8,930	—	8,930
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(555)	(555)
Balance at September 30, 2024	50,057,026	$5	$2,432,705	(10,294,117)	$(922,666)	$(1,458,265)	$(11,785)	$39,994	$216	$40,210

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(29,147)	(5,848)	(34,995)	534	(34,461)
Vesting of RSUs and PSUs	420,471	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	33,803	—	246	—	—	—	—	246	—	246
Tax withholdings related to net share settlements of stock-based compensation awards	(140,819)	—	(1,031)	—	—	—	—	(1,031)	—	(1,031)
Stock-based compensation on equity-classified awards	—	—	2,547	—	—	—	—	2,547	—	2,547
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(637)	(637)
Balance at March 31, 2023	41,100,451	$4	$2,324,434	(10,294,117)	$(922,666)	$(1,423,624)	$(2,906)	$(24,758)	$280	$(24,478)
Comprehensive income (loss)	—	—	—	—	—	(12,607)	5,745	(6,862)	603	(6,259)
Vesting of RSUs and PSUs	689,050	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(268,367)	—	(1,207)	—	—	—	—	(1,207)	—	(1,207)
Stock-based compensation on equity-classified awards	—	—	7,809	—	—	—	—	7,809	—	7,809
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(692)	(692)
Balance at June 30, 2023	41,521,134	$4	$2,331,036	(10,294,117)	$(922,666)	$(1,436,231)	$2,839	$(25,018)	$191	$(24,827)
Comprehensive income (loss)	—	—	—	—	—	(41,358)	11,141	(30,217)	552	(29,665)
Exercise of stock options	437,500		2,625					2,625		2,625
Vesting of RSUs and PSUs	250,709	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	12,076	—	61	—	—	—	—	61	—	61
Tax withholdings related to net share settlements of stock-based compensation awards	(89,184)	—	(980)	—	—	—	—	(980)	—	(980)
Stock-based compensation on equity-classified awards	—	—	4,088	—	—	—	—	4,088	—	4,088
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(571)	(571)
Balance at September 30, 2023	42,132,235	$4	$2,336,830	(10,294,117)	$(922,666)	$(1,477,589)	$13,980	$(49,441)	$172	$(49,269)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income (loss)	$(6,396)	$(81,423)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	21,903	34,110
Amortization of acquired intangible assets	2,609	6,206
Stock-based compensation	17,682	13,771
(Gain) loss from changes in fair value of investment	—	25,751
Foreign currency (gains) losses, net	(4,801)	9,528
Foreign VAT assessments	8,692	—
Gain on sale of assets	(5,160)	—
Change in assets and liabilities:
Accounts receivable	10,678	10,225
Prepaid expenses and other current assets	19,294	14,357
Right-of-use assets - operating leases	1,830	7,985
Accounts payable	(2,290)	(49,082)
Accrued merchant and supplier payables	(57,749)	(52,497)
Accrued expenses and other current liabilities	(9,616)	(44,716)
Operating lease obligations	(4,618)	(22,011)
Payment for early lease termination	(1,832)	(9,724)
Other, net	(1,295)	5,035
Net cash provided by (used in) operating activities	(11,069)	(132,485)
Investing activities
Purchases of property and equipment and capitalized software	(11,591)	(15,917)
Proceeds from sale of assets, net	9,116	1,475
Acquisitions of intangible assets and other investing activities	(595)	(2,523)
Net cash provided by (used in) investing activities	(3,070)	(16,965)
Financing activities
Payments of borrowings under revolving credit agreement	(42,776)	(28,300)
Proceeds from Rights Offering, net of issuance costs	79,619	—
Taxes paid related to net share settlements of stock-based compensation awards	(1,457)	(3,126)
Other financing activities	(2,457)	473
Net cash provided by (used in) financing activities	32,929	(30,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,788	34
Net increase (decrease) in cash, cash equivalents and restricted cash	20,578	(180,369)
Cash, cash equivalents and restricted cash, beginning of period (1)	167,638	281,696
Cash, cash equivalents and restricted cash, end of period (1)	$188,216	$101,327

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,013	$5,713
Income tax payments	10,527	4,833
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	185	(1,999)
Supplemental cash flow information on our leasing obligations
Cash paid for amounts included in the measurement of operating lease liabilities	$4,559	$21,032
Right-of-use assets obtained in exchange for operating lease liabilities	2,383	543

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of September 30, 2024, December 31, 2023, September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$159,710	$141,563	$86,085	$281,279
Restricted cash included in prepaid expenses and other current assets	28,506	26,075	15,242	417
Cash, cash equivalents and restricted cash	$188,216	$167,638	$101,327	$281,696
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
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with GAAP and applicable rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and nine months ended September 30, 2024.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recently Issued Accounting Standards
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands the annual and interim disclosure requirements for reportable segments, primarily through additional disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in the segment measure of profit or loss. It also requires an explanation of how the chief operating decision maker uses the segment measure of profit or loss to assess segment performance and allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of September 30, 2024 and December 31, 2023, the balance of our goodwill was $178.7 million. There was no goodwill activity during the nine months ended September 30, 2024. All goodwill is within our North America segment.

Long-Lived Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024 and resulted in a pre-tax gain of $5.0 million. The pre-tax gain is presented within Gain on sale of assets on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. The cash activity is presented within Proceeds from sale of assets, net in the investing section on the Condensed Consolidated Statements of Cash Flows and includes cash consideration received of $10.0 million, less $1.0 million in fees. The assets were within our North America segment.

The following table summarizes intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$19,823	$19,823	$—	$18,842	$17,944	$898
Trade names	9,585	9,081	504	9,459	8,753	706
Patents (1)	1,250	945	305	13,235	7,237	5,998
Other intangible assets	10,517	6,156	4,361	9,318	5,516	3,802
Total	$41,175	$36,005	$5,170	$50,854	$39,450	$11,404
(1) The change in the net carrying value is primarily due to the sale of certain intangible assets.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $0.4 million and $2.0 million for the three months ended September 30, 2024 and 2023 and $2.6 million and $6.2 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2024	$405
2025	1,524
2026	1,235
2027	1,069
2028	853
Thereafter	84
Total	$5,170
NOTE 3. INVESTMENTS
As of September 30, 2024 and December 31, 2023, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp, and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and nine months ended September 30, 2024.
Other equity investments represent equity investments without readily determinable fair values recorded at cost adjusted for observable price changes and impairments. During the third quarter 2023, we recorded a remeasurement of our investment in SumUp, resulting in a decline of $25.8 million based on a preliminary Share Purchase Agreement. This remeasurement represents non-cash investing activity. The loss was driven by a share price reduction on a Euro basis as well as a foreign currency depreciation of US dollars versus Euros. The loss on the remeasurement is classified within Other income (expense), net on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

The following table summarizes our percentage ownership in our investments as of the dates noted below:

	September 30, 2024 and December 31, 2023
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$10,812	$9,799
Income taxes receivable	2,582	5,349
Deferred cloud implementation costs, net (1)	389	14,627
Restricted cash (2)	28,506	26,075
Other	4,486	7,797
Total prepaid expenses and other current assets	$46,775	$63,647
(1) The decrease in Deferred cloud implementation costs, net relates to amortization.
(2) Primarily consists of cash collateral related to our letters of credit. See Note 5, Financing Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other non-current assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Deferred contract acquisition costs, net	$2,921	$2,940
Other	4,784	3,155
Total other non-current assets	$7,705	$6,095
The following table summarizes Accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Refund reserve	$4,233	$4,445
Compensation and benefits	11,630	10,717
Accrued marketing	10,160	8,771
Customer credits	23,834	26,595
Operating lease obligations	4,173	7,121
Income taxes payable	6,164	1,072
Foreign VAT assessments (1)	8,874	—
Accrued consulting and professional fees	3,475	4,295
Other	26,694	38,923
Total accrued expenses and other current liabilities	$99,237	$101,939
(1) See Note 6, Commitments and Contingencies, for additional information.
The following table summarizes Other non-current liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Contingent income tax liabilities	$11,261	$9,373
Deferred income taxes	2,553	2,525
Other	1,159	1,364
Total other non-current liabilities	$14,973	$13,262
The following table summarizes Other income (expense), net for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1,480	$1,002	$3,811	$9,749
Interest expense	(2,111)	(2,834)	(6,037)	(13,949)
Gain (loss) from changes in fair value of investment (1)	—	(25,847)	—	(25,847)
Foreign currency gains (losses), net and other (2)	23,060	(11,846)	7,490	(11,213)
Total other income (expense), net	$22,429	$(39,525)	$5,264	$(41,260)
(1) Gain (loss) from changes in fair value of investment for the three and nine months ended September 30, 2023 is due to a remeasurement of our investment in SumUp. See Note 3, Investments, for additional information.
(2) Foreign currency gains (losses), net and other for the three and nine months ended September 30, 2024 is primarily due to favorable foreign currency fluctuations on intercompany balances with our subsidiaries.

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
The carrying amount of the 2026 Notes consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$230,000	$230,000
Less: debt discount	(2,350)	(3,530)
Net carrying amount of liability	$227,650	$226,470
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of September 30, 2024 and December 31, 2023 was $206.2 million and $141.9 million and was determined using a lattice model.
During the three and nine months ended September 30, 2024 and 2023, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest	$539	$647	$1,916	$1,941
Amortization of debt discount	395	388	1,180	1,158
Total	$934	$1,035	$3,096	$3,099
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
Convertible Senior Notes due 2027

On November 12, 2024, the Company entered into privately-negotiated agreements (the “Exchange and Subscription Agreements”) with a limited number of existing holders of the Company’s currently outstanding 2026 Notes (such existing holders, the “Offering Participants”). The Offering Participants are institutional “accredited investors” (within the meaning of Rule 501(a)(1), (2), (3) or (7) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) and/or “qualified institutional buyers” (as defined in Rule 144A under the Securities Act).
Pursuant to the Exchange and Subscription Agreements, the Company will (i) exchange $176.3 million aggregate principal amount of 2026 Notes held by the Offering Participants for $176.3 million aggregate principal amount of the Company’s newly-issued 6.25% Convertible Senior Secured Notes due 2027 (the “2027 Notes”) (the “Exchange”) and (ii) issue and sell to certain Offering Participants $21.0 million aggregate principal amount of 2027 Notes for gross cash proceeds of $20.0 million (representing an issue price of 95%) (the “Subscription Transactions” and together with the Exchange, the “Transactions”). The 2027 Notes are expected to be issued to the Offering Participants in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the Offering Participants in the Exchange and Subscription Agreements.
The initial conversion rate of the 2027 Notes will be 33.333 shares of Company common stock, par value $0.0001 per share (“Common Stock”), per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $30 per share), subject to customary adjustments. The 2027 Notes will be convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. The Company may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it fails to pledge certain of its assets as part of the collateral for the 2027 Notes, unless such assets are sold.
The Transactions are expected to close on or around November 12, 2024, subject to customary closing conditions.
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
Amounts committed to letters of credit and outstanding borrowings under the Cash Collateral Agreement and Credit Agreement, respectively, as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
Letters of credit(1)	$26,456	$25,200
Borrowings	—	42,776

(1) Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash on the Condensed Consolidated Balance Sheets. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of September 30, 2024 and through the date of this report, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K, except as discussed below.
Contractual Obligations
In July 2024, we terminated a contractual obligation related to one of our cloud computing arrangements and entered into a new contractual obligation with the same vendor. As a result, net future payments are expected to decrease by $2.7 million for the remaining portion of 2024, decrease by $3.0 million in 2025, and increase by $15.0 million in 2026, which increases total future net payments by $9.3 million in the aggregate.
Additionally, Gropupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments. Refer to Note 10, Income Taxes for additional information.
Legal Matters and Other Contingencies

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
As of September 30, 2024, we had an appeal lodged in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.3 million, inclusive of penalties and interest through September 30, 2024. After negative rulings at lower level courts in November 2023 and May 2024, we lodged a final appeal to the highest-level court. On October 31, 2024, we learned the highest-level court declined to hear our appeal and the related assessment became final and due during the fourth quarter. During the quarter ended June 30, 2024, we recorded a contingent liability of $4.1 million in our Condensed Consolidated Balance Sheets and recognized expenses in our Condensed Consolidated Statements of Operations for $3.3 million of taxes and penalties within Selling, general and administrative and $0.8 million of interest expense within Other income (expense), net. We currently have a bank guarantee of $3.9 million in place relating to the assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2024.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $4.6 million, inclusive of penalties and interest through September 30, 2024. On October 31, 2024, we learned we received a negative ruling at the lowest level court. We expect to lodge an appeal to the second-level court and assert factual and legal challenges to the assessment. We recorded a contingent liability of $4.6 million in our Condensed Consolidated Balance Sheets as of September 30, 2024. We also recognized expenses in our Condensed Consolidated Statement of Operations for $3.7 million of taxes and penalties within Selling, general and administrative and $0.9 million of interest expense within Other income (expense), net. The Company recorded this liability after concluding that an adverse outcome is now probable, in light of the developments described above. We currently have a bank guarantee of $4.2 million in place relating to the assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2024.
A Groupon subsidiary in Italy, Groupon S.r.l., is presently litigating a tax dispute with the Italian tax authorities relating to a $125.4 million assessment, inclusive of taxes, penalties and interest through September 30, 2024. A hearing on the second-level appeal was held on September 24, 2024. On October 1, 2024, the court issued an unfavorable ruling on the appeal in favor of the Italian tax authorities. We are awaiting the official filing of the ruling that will include the rationale for the court’s decision. When the ruling of the second-level appellate court is ultimately issued, Groupon S.r.l. will have six months from that date to appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international Mutual Agreement Procedure that involves the tax authorities of Ireland and Italy. The Company continues to believe that the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. The subsidiary continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Refer to Note 10, Income Taxes for additional information.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of September 30, 2024. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of September 30, 2024 were approximately $11.7 million.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs and PSUs for up to 13,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. In June 2024, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the 2011 Plan to increase the number of authorized shares by 7,000,000. Accordingly, a total of 20,775,000 shares of Common Stock have been authorized for issuance under the 2011 Plan. As of September 30, 2024, 6,066,177 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the nine months ended September 30, 2024:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	745,840	$10.61
Granted	647,433	10.71
Vested	(566,679)	8.72
Forfeited	(143,460)	12.93
Unvested at September 30, 2024	683,134	$11.46
As of September 30, 2024, $5.8 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.34 years.
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

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2
Expected volatility	78.2%
The table below summarizes stock option activity for the nine months ended September 30, 2024:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Total outstanding at December 31, 2023(1)	3,062,500	$6.00	2.25	20,948
Exercised	—	—	—	—
Total outstanding at September 30, 2024	3,062,500	6.00	1.50	11,576
Exercisable at September 30, 2024	2,187,500	$6.00	1.50	$8,269
(1) Consists of 2,187,500 outstanding (unvested) stock options and 875,000 exercisable stock options as of December 31, 2023, as presented within our Annual Report on Form 10-K.
As of September 30, 2024, there was $0.8 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-average period of 0.5 years. The total fair value of shares vested during the nine months ended September 30, 2024 was $1.2 million.
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
The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period that begins nine months after the award date of May 1, 2024 and ends on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after the first anniversary of the award date; (ii) an additional 33% of the award will be met after the second anniversary of the award date; and (ii) the final 34% of the award will be met after the third anniversary of the award date. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The three year service condition period exceeds the derived service period and therefore we will recognize the expense over the three year requisite service period. The key inputs used in the Monte Carlo simulation were the risk-free rate of 4.46%, dividend yield of 0.0% and our stock price volatility of 95.73%.
In October 2024, the Compensation Committee approved a cash incentive award, which is required to be settled in cash upon vesting. The award, in the amount of 261,365 PSUs, is subject to the same market and performance conditions as the 2024 Executive PSUs and is subject to continued employment through each vesting date. The cash settlement will be calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. Total compensation expense to be recognized for the award will be based on remeasurement of the award at each interim reporting period through the final vesting date. The Company's compensation plan limits cash awards to $5.0 million per annum.
Both our PSUs and the 2024 Executive PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance conditions have been achieved.
The table below summarizes PSU activity for the nine months ended September 30, 2024:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)	2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	506,324	$6.34	—	$—
Granted	16,417	16.68	3,537,145	13.59
Vested	(422,368)	6.35	—	—
Forfeited	(83,956)	6.31	—	—
Unvested at September 30, 2024	16,417	$16.68	3,537,145	$13.59
As of September 30, 2024, $35.8 million of unrecognized compensation costs related to unvested PSUs are expected to be recognized over a remaining weighted-average period of 1.71 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Through the exercise of both basic subscription rights and over-subscription privileges, the Backstop Party subscribed for approximately 7.1 million shares and other stockholders subscribed for approximately 9.7 million shares. The Company issued 4,574,113 shares of Common Stock via the exercise of the basic subscription rights and 2,505,533 shares of Common Stock via the exercise of over-subscription privileges. The Backstop Party purchased approximately 3.1 million shares of Common Stock in connection with the Rights Offering.
NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2024 and 2023.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2024 (in thousands):

Customer Credits
Balance as of December 31, 2023	$26,595
Credits issued	49,567
Credits redeemed (1)	(48,812)
Breakage revenue recognized	(3,580)
Foreign currency translation	64
Balance as of September 30, 2024	$23,834
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, deferred contract acquisition costs were $3.9 million and $3.9 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.4 million and $1.8 million of deferred contract acquisition costs for the three months ended September 30, 2024 and 2023 and $4.4 million and $6.2 million for the nine months ended September 30, 2024 and 2023.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2024 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$2,856
Change in provision	(380)
Write-offs	(245)
Foreign currency translation	29
Balance as of September 30, 2024	$2,260
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $0.2 million and $5.2 million for the three months ended September 30, 2024 and 2023, and $10.1 million and $6.2 million for the nine months ended September 30, 2024 and 2023. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We expect to incur pre-tax charges of up to $3.0 million in connection with these restructuring actions. The restructuring actions are expected to include an overall reduction of approximately 33 positions, with the majority of these reductions and severance-related payments expected to occur by the end of 2024. Substantially all of the pre-tax charges are expected to be paid in cash and will relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. We have incurred total pre-tax charges of $0.9 million for statutorily required amounts and there have been no cash payments as of September 30, 2024. In October 2024, we paid $1.4 million related to severance and one-time termination benefits under the Italy Restructuring Plan. The remaining severance and one-time termination benefit costs are expected to be paid by the end of 2024. Costs incurred related to the Italy Restructuring Plan are classified as Restructuring and related charges on the Condensed Consolidated Statements of Operations. All activity is within our International segment.

2022 and 2020 Restructuring Plans
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
31, 2023 and the remainder expected to occur by the end of 2024. We have incurred total pre-tax charges of $21.3 million since the inception of the 2022 Restructuring Plan. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.
The following tables summarize activity by segment related to the 2022 Restructuring Plan for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$—	$—	$—
International	5	—	5
Consolidated	$5	$—	$5
(1)The employee severance and benefits costs for the three months ended September 30, 2024 are related to the termination of approximately 3 employees.

	Three Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$690	$—	$690
International	652	—	652
Consolidated	$1,342	$—	$1,342
(1)The employee severance and benefits costs for the three months ended September 30, 2023 are related to the termination of approximately 70 employees.

	Nine Months Ended September 30, 2024
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	55	1	56
International	(164)	—	(164)
Consolidated	(109)	1	(108)

(1)The employee severance and benefits costs for the nine months ended September 30, 2024 are related to the termination of approximately 15 employees and the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

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
The following table summarizes restructuring liability activity for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$544	$44	$588
Charges payable in cash and changes in estimate (1)	(109)	1	(108)
Cash payments	(249)	(45)	(294)
Foreign currency translation	(36)	—	(36)
Balance as of September 30, 2024	$150	$—	$150
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
The following tables summarize activity by segment related to the 2020 Restructuring Plan for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$—	$—	$—	$—
International	(25)	(5)	—	(30)
Consolidated	$(25)	$(5)	$—	$(30)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$44	$5	$660	$709
International (1)	(214)	(49)	440	177
Consolidated	$(170)	$(44)	$1,100	$886
(1) The credit recorded during the three months ended September 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

	Nine Months Ended September 30, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$—	$—	$(293)	$(293)
International	—	10	83	93
Consolidated	$—	$10	$(210)	$(200)
(1) The credit recorded during the nine months ended September 30, 2024 primarily relates to an over contribution of estimated real estate taxes in 2023 for the terminated lease at 600 West Chicago.

	Nine Months Ended September 30, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$44	$7	1,204	$1,255
International (1)	(2,696)	(97)	1,035	(1,758)
Consolidated	$(2,652)	$(90)	$2,239	$(503)
(1) The credit recorded during the nine months ended September 30, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
As part of our 2020 Restructuring Plan, we terminated, vacated or modified several of our leases. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago that expired in January 2024, which required us to pay a fee of $9.6 million with our early termination notice. As of September 30, 2024, all of our leases that were part of the 2020 Restructuring Plan have expired or have been terminated. For the three and nine months ended September 30, 2024, our restructuring activity related to those leases had immaterial activity. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges in the Condensed Consolidated Statements of Operations. As of September 30, 2023, the current and non-current liabilities associated with these leases were presented within Accrued expenses and other current liabilities and Operating lease obligations in the Condensed Consolidated Balance Sheets.
The following table summarizes restructuring liability activity for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$839	$214	$1,053
Charges payable in cash and changes in estimate	—	10	10
Cash payments	(119)	(162)	(281)
Foreign currency translation	(22)	(5)	(27)
Balance as of September 30, 2024 (1)	$698	$57	$755
(1)Substantially all of the cash payments for the 2020 Restructuring Plan costs have been disbursed.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) before provision (benefit) for income taxes for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision (benefit) for income taxes	$2,321	$817	$17,802	$4,258
Income (loss) before provision (benefit) for income taxes	$16,843	$(39,989)	$11,406	$(77,165)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2024 and 2023 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and nine months ended September 30, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $125.4 million, inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations relating specifically to the local voucher business in Italy. In December 2023, Groupon S.r.l. received an unfavorable ruling at the lowest court level, but lodged a second-level appeal, based on what it believes to be meritorious defenses to the Assessment. The hearing was held on September 24, 2024. On October 1, 2024, the second-level court indicated that it intends to issue an unfavorable ruling on the appeal and in favor of the Italian tax authorities. The court has not yet issued a full opinion with its rationale. When the decision of the second-level court is ultimately issued, Groupon S.r.l. will have six months from that date to appeal that decision to the Italian Supreme Court. The Company continues to believe that the Assessment is without merit and Groupon S.r.l. intends to pursue a prompt appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international Mutual Agreement Procedure that involves the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited in monthly installments over seventy-two months. To date, Groupon S.r.l. has made all monthly installment payments. However, contemporaneous with its appeal to the Supreme Court, Groupon S.r.l. intends to seek a full stay of the provisional payment obligations.

Additionally, unrelated to the tax matter above, in July 2024, Groupon S.r.l. received final assessments of approximately $33.1 million related to a 2017 distribution made to its parent entity. On October 18, 2024, Groupon S.r.l. lodged an appeal to the first-tier court. We do not expect the hearing to occur in 2024. We believe this assessment is also without merit and Groupon S.r.l. intends to vigorously defend against such assessment.

No liability has been recorded for either Groupon S.r.l. tax assessment matter discussed above. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, we believe it is reasonably possible that reductions of up to $6.3 million in unrecognized tax benefits may occur within the 12 months following September 30, 2024 upon closing of income tax audits or the expiration of applicable statutes of limitations.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2024 and December 31, 2023 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2024 and 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We did not record any significant nonrecurring fair value remeasurements for the three and nine months ended September 30, 2024.
We recognized a non-cash remeasurement of our investment in SumUp of $25.8 million during the three and nine months ended September 30, 2023. See Note 3, Investments, for additional information.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2024 and December 31, 2023 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net income (loss) per share:

Numerator
Net income (loss)	$14,522	$(40,806)	$(6,396)	$(81,423)
Less: Net income (loss) attributable to noncontrolling interests	594	552	1,982	1,689
Basic net income (loss) attributable to common stockholders	$13,928	$(41,358)	$(8,378)	$(83,112)

Diluted net income (loss) attributable to common stockholders	13,928	(41,358)	(8,378)	(83,112)
Plus: Interest expense from assumed conversion of convertible senior notes	710	—	—	—
Net income (loss) attributable to common stockholders plus assumed conversions	$14,638	$(41,358)	$(8,378)	$(83,112)

Denominator
Shares used in computation of basic net income (loss) per share	39,748,268	31,500,489	38,966,238	31,039,668
Weighted-average effect of diluted securities:
Stock options	1,613,858	—	—	—
RSUs	272,224	—	—	—
ESPP shares	3,696	—	—	—
Convertible senior notes due 2026	3,376,400	—	—	—
Shares used in computation of diluted net income (loss) per share	45,014,446	31,500,489	38,966,238	31,039,668

Net income (loss) per share:
Basic	$0.35	$(1.31)	$(0.22)	$(2.68)
Diluted	$0.33	$(1.31)	$(0.22)	$(2.68)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	85,171	1,108,379	806,857	1,695,383
Stock options	—	3,309,783	3,062,500	2,282,890
PSUs	—	—	280,807	959
ESPP shares	—	7,923	12,001	34,119
Convertible Senior notes due 2026 (1)	—	3,376,400	3,376,400	3,376,400
Capped call transactions	3,376,400	3,376,400	3,376,400	3,376,400
Total	3,461,571	11,178,885	10,914,965	10,766,151
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
As of September 30, 2024, there were up to 3,553,562 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs and PSUs that were excluded from the table above as the applicable market and performance conditions were not satisfied as of the end of the period. As of September 30, 2023, there were up to 724,487 shares of Common Stock issuable upon vesting of outstanding PSUs that were excluded from the table above as the performance conditions were not satisfied as of the end of the period.

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
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America revenue:
Local	$81,479	$88,558	$259,646	$255,412
Goods	2,491	3,801	8,361	13,646
Travel	2,919	2,577	11,373	10,971
Total North America revenue (1)	86,889	94,936	279,380	280,029

International revenue:
Local	23,473	26,900	70,624	79,539
Goods	2,734	3,054	7,448	11,029
Travel	1,383	1,584	4,726	6,597
Total International revenue (1)	$27,590	$31,538	$82,798	$97,165
(1)North America includes revenue from the United States of $85.6 million and $93.9 million for the three months ended September 30, 2024 and 2023 and $275.4 million and $276.0 million for the nine months ended September 30, 2024 and 2023. There were no other individual countries that represented more than 10% of consolidated total revenue for the three and nine months ended September 30, 2024 and 2023. Revenue is attributed to individual countries based on the location of the customer.
The following table summarizes cost of revenue by reportable segment and category for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America cost of revenue:
Local	$8,453	$10,970	$25,535	$33,369
Goods	292	678	1,071	2,420
Travel	406	814	2,029	2,731
Total North America cost of revenue	9,151	12,462	28,635	38,520

International cost of revenue:
Local	1,859	2,533	5,656	7,571
Goods	383	563	1,200	1,883
Travel	191	238	568	866
Total International cost of revenue	$2,433	$3,334	$7,424	$10,320

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
North America
Revenue	$86,889	$94,936	$279,380	$280,029
Cost of revenue	9,151	12,462	28,635	38,520
Marketing	28,643	18,990	79,902	48,740
Contribution profit	49,095	63,484	170,843	192,769

International
Revenue	27,590	31,538	82,798	97,165
Cost of revenue	2,433	3,334	7,424	10,320
Marketing	7,615	9,908	21,685	27,273
Contribution profit	17,542	18,296	53,689	59,572

Consolidated
Revenue	114,479	126,474	362,178	377,194
Cost of revenue	11,584	15,796	36,059	48,840
Marketing	36,258	28,898	101,587	76,013
Contribution profit	66,637	81,780	224,532	252,341
Selling, general and administrative	71,327	80,016	222,937	277,913
Restructuring and related charges	896	2,228	613	10,333
Gain on sale of assets	—	—	(5,160)	—
Income (loss) from operations	$(5,586)	$(464)	$6,142	$(35,905)
The following table summarizes total assets by reportable segment as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Total assets:
North America (1)	$435,616	$465,213
International (1)	112,398	105,743
Consolidated total assets	$548,014	$570,956
(1)North America contains assets from the United States of $429.8 million and $460.2 million as of September 30, 2024 and December 31, 2023. There were no other individual countries that represented more than 10% of consolidated total assets as of September 30, 2024 and December 31, 2023.

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
We are investing significant resources in making our platform more efficient, stable and agile. By improving our technology, our customer base can enjoy a state of the art experience along with seamless execution of new product innovation, improved customer experience and customer satisfaction.
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
Our gross billings and units for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross billings	$373,392	$418,847	$1,128,145	$1,208,730
Units	8,684	10,116	26,370	30,210
Our active customers for the trailing twelve months ended September 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2024	2023
TTM active customers	15,455	17,013

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
The following table presents the above financial metrics for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$114,479	$126,474	$362,178	$377,194
Gross profit	102,895	110,678	326,119	328,354
Adjusted EBITDA	14,767	18,221	50,763	28,515
Free cash flow	(19,666)	(17,975)	(22,660)	(148,402)
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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Gross billings
Local	$248,751	$260,425	(4.5)%	$723,391	$714,121	1.3%
Goods	11,234	18,749	(40.1)	39,703	64,764	(38.7)
Travel	15,078	19,811	(23.9)	63,870	62,090	2.9
Total gross billings	$275,063	$298,985	(8.0)	$826,964	$840,975	(1.7)

Units
Local	5,376	5,426	(0.9)%	15,787	15,651	0.9%
Goods	379	706	(46.3)	1,439	2,446	(41.2)
Travel	61	79	(22.8)	256	249	2.8
Total units	5,816	6,211	(6.4)	17,482	18,346	(4.7)
North America TTM active customers for the trailing twelve months ended September 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2024	2023	% Change
TTM active customers	10,158	10,452	(2.8)%
Comparison of the Three Months Ended September 30, 2024 and 2023:
North America gross billings, units and TTM active customers decreased by $23.9 million, 0.4 million and 0.3 million for the three months ended September 30, 2024 compared with the prior year period. The decline in our Goods and Travel categories is primarily due to an overall decline in demand. Additionally, during the three months ended September 30, 2023, we had a favorable impact in our Local category from phasing out our COVID-19 refund practices, with no comparable activity during the three months ended September 30, 2024, which contributed to the decrease in our Local category during the current period compared with the prior year period.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
North America gross billings and units decreased by $14.0 million and 0.9 million for the nine months ended September 30, 2024 compared with the prior year period. These declines are primarily due to a decline in demand for our Goods category, which resulted in fewer unit sales. The decrease in gross billings is partially offset by favorable refund rates for our Local category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023	% Change	2024	2023	% Change
Revenue
Local	$81,479		$88,558	(8.0)%	$259,646	$255,412	1.7%
Goods	2,491		3,801	(34.5)	8,361	13,646	(38.7)
Travel	2,919		2,577	13.3	11,373	10,971	3.7
Total revenue	$86,889		$94,936	(8.5)	$279,380	$280,029	(0.2)

Cost of revenue
Local	$8,453		$10,970	(22.9)%	$25,535	$33,369	(23.5)%
Goods	292		678	(56.9)	1,071	2,420	(55.7)
Travel	406		814	(50.1)	2,029	2,731	(25.7)
Total cost of revenue	$9,151		$12,462	(26.6)	$28,635	$38,520	(25.7)

Gross profit
Local	$73,026		$77,588	(5.9)%	$234,111	$222,043	5.4%
Goods	2,199		3,123	(29.6)	7,290	11,226	(35.1)
Travel	2,513		1,763	42.5	9,344	8,240	13.4
Total gross profit	$77,738		$82,474	(5.7)	$250,745	$241,509	3.8

Gross margin (1)	31.6%		31.8%		33.8%	33.3%

% of Consolidated revenue	75.9%		75.1%		77.1%	74.2%
% of Consolidated cost of revenue	79.0		78.9		79.4	78.9
% of Consolidated gross profit	75.6	/	74.5		76.9	73.6
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended September 30, 2024 and 2023:
North America revenue, cost of revenue and gross profit decreased by $8.0 million, $3.3 million and $4.7 million for the three months ended September 30, 2024 compared with the prior year period. The decrease in revenue and gross profit is primarily due to an increase in Local voucher redemption rates in the current period. Additionally, during the three months ended September 30, 2023, we had a favorable impact in our Local category from phasing out our COVID-19 refund practices, with no comparable activity during the three months ended September 30, 2024, which contributed to the decreases in our Local category during the current period. The decline is also partially attributable to a decline in demand for our Local and Goods categories. The decrease in cost of revenue is primarily due to a decrease in payroll costs.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
North America revenue and cost of revenue decreased by $0.6 million and $9.9 million while gross profit increased $9.2 million for the nine months ended September 30, 2024 compared with the prior year period. Revenue remained flat which was primarily due to a decline in demand for our goods category, offset by favorable refund rates for our Local category. The decrease in cost of revenue is primarily due to a decrease in payroll costs. Gross profit increased due to revenue remaining flat and a decrease in cost of goods sold.

Marketing and Contribution Profit
We define contribution profit as gross profit less marketing expense. North America marketing and contribution profit for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$28,643	$18,990	50.8%	$79,902	$48,740	63.9%
% of Gross profit	36.8%	23.0%		31.9%	20.2%

Contribution profit	$49,095	$63,484	(22.7)%	$170,843	$192,769	(11.4)%
Comparison of the Three Months Ended September 30, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of gross profit increased for the three months ended September 30, 2024 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the three months ended September 30, 2024 compared with the prior year period, primarily due to an increase in marketing expense.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2024 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to an increase in marketing expense.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Gross billings
Local	$76,793	$93,645	(18.0)%	$234,758	$275,133	(14.7)%
Goods	13,877	16,923	(18.0)	42,780	59,179	(27.7)
Travel	7,659	9,294	(17.6)	23,643	33,443	(29.3)
Total gross billings	$98,329	$119,862	(18.0)	$301,181	$367,755	(18.1)

Units
Local	2,475	3,306	(25.1)%	7,622	9,496	(19.7)%
Goods	352	550	(36.0)	1,137	2,182	(47.9)
Travel	41	49	(16.3)	129	186	(30.6)
Total units	2,868	3,905	(26.6)	8,888	11,864	(25.1)
International TTM active customers for the trailing twelve months ended September 30, 2024 and 2023 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2024	2023	% Change
TTM active customers	5,297	6,561	(19.3)%

Comparison of the Three Months Ended September 30, 2024 and 2023:
International gross billings, units and TTM active customers decreased by $21.5 million, 1.0 million and 1.3 million for the three months ended September 30, 2024 compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in demand. The decline in our Goods and Travel categories were primarily attributable to an overall decline in demand. In addition, there was a $1.6 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
International gross billings and units decreased by $66.6 million and 3.0 million for nine months ended September 30, 2024 compared with the prior year period. These declines were primarily attributable to an overall decline in demand across all categories. The Local category decrease was also partially attributable to the exit of our Local business in Italy. In addition, there was a $3.4 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Revenue
Local	$23,473	$26,900	(12.7)%	$70,624	$79,539	(11.2)%
Goods	2,734	3,054	(10.5)	7,448	11,029	(32.5)
Travel	1,383	1,584	(12.7)	4,726	6,597	(28.4)
Total revenue	$27,590	$31,538	(12.5)	$82,798	$97,165	(14.8)

Cost of revenue
Local	$1,859	$2,533	(26.6)%	$5,656	$7,571	(25.3)%
Goods	383	563	(32.0)	1,200	1,883	(36.3)
Travel	191	238	(19.7)	568	866	(34.4)
Total cost of revenue	$2,433	$3,334	(27.0)	$7,424	$10,320	(28.1)

Gross profit
Local	$21,614	$24,367	(11.3)%	$64,968	$71,968	(9.7)%
Goods	2,351	2,491	(5.6)	6,248	9,146	(31.7)
Travel	1,192	1,346	(11.4)	4,158	5,731	(27.4)
Total gross profit	$25,157	$28,204	(10.8)	$75,374	$86,845	(13.2)

Gross margin (1)	28.1%	26.3%		27.5%	26.4%

% of Consolidated revenue	24.1%	24.9%		22.9%	25.8%
% of Consolidated cost of revenue	21.0	21.1		20.6	21.1
% of Consolidated gross profit	24.4	25.5		23.1	26.4
(1)Represents the percentage of gross billings that we retained after deducting the merchant's share from gross billings.
Comparison of the Three Months Ended September 30, 2024 and 2023
International revenue, cost of revenue and gross profit decreased by $3.9 million, $0.9 million and $3.0 million for the three months ended September 30, 2024 compared with the prior year period. The decreases were primarily attributable to the exit of our Local business in Italy. Revenue and gross profit also had favorable impacts of $0.5 million and $0.5 million from year-over-year changes in foreign currency exchange rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023
International revenue, cost of revenue and gross profit decreased $14.4 million, $2.9 million and $11.5 million compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in demand. The decline in our Goods and Travel categories were primarily attributable to an overall decline in demand. Despite decreasing revenue, revenue and gross profit had favorable impacts of $1.0 million and $1.0 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$7,615	$9,908	(23.1)%	$21,685	$27,273	(20.5)%
% of Gross profit	30.3%	35.1%		28.8%	31.4%

Contribution profit	$17,542	$18,296	(4.1)%	$53,689	$59,572	(9.9)%
Comparison of the Three Months Ended September 30, 2024 and 2023:
International marketing expense and marketing expense as a percentage of gross profit decreased for the three months ended September 30, 2024 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend.
International contribution profit decreased for the three months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in gross profit.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
International marketing expense and marketing expense as a percentage of gross profit decreased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend.

International contribution profit decreased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Marketing	$36,258	$28,898	25.5%	$101,587	$76,013	33.6%
Selling, general and administrative (1)	71,327	80,016	(10.9)	222,937	277,913	(19.8)
Restructuring and related charges	896	2,228	(59.8)	613	10,333	(94.1)
Gain on sale of assets	—	—	—	(5,160)	—	—
Total operating expenses	$108,481	$111,142	(2.4)	$319,977	$364,259	(12.2)

% of Gross profit:
Marketing	35.2%	26.1%		31.2%	23.1%
Selling, general and administrative	69.3%	72.3%		68.4%	84.6%
(1)The three and nine months ended September 30, 2024 includes $8.8 million and $17.5 million of stock-based compensation expense and $3.8 million and $13.2 million of depreciation and amortization expense. The three and nine months ended September 30, 2023 includes $3.8 million and $13.6 million of stock-based compensation expense and $6.4 million and $20.3 million of depreciation and amortization expense.

Comparison of the Three Months Ended September 30, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended September 30, 2024 compared with the prior year period, due to an increased investment in our North America performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in cloud costs.
Restructuring and related charges decreased for the three months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in severance and benefits costs related to our 2022 Restructuring Plan, partially offset by an increase in charges related to the Italy Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2024 compared with the prior year period, due to an increased investment in our North America performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in payroll and cloud costs.

Restructuring and related charges decreased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to a decrease in severance and benefit costs related to our 2022 Restructuring Plan, partially offset by an increase in charges related to the Italy Restructuring Plan. See Item 1, Note 9, Restructuring and Related Charges, for additional information.
Gain on sale of assets increased for the nine months ended September 30, 2024 compared with the prior year period, primarily due to a gain from the sale of certain intangible assets. See Item 1, Note 2, Goodwill and Long-Lived Assets, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense), net	$22,429	$(39,525)	$5,264	$(41,260)
Comparison of the Three Months Ended September 30, 2024 and 2023:
The change in Other income (expense), net for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily related to a $34.9 million change in net foreign currency gains (losses). The remainder of the fluctuation is due to a remeasurement of our investment in SumUp in the amount of $25.8 million during the three months ended September 30, 2023 with no comparable activity during the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2024 and 2023:
The change in Other income (expense), net for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily related to a $18.7 million change in foreign currency gains and losses.The remainder of the fluctuation is due to a remeasurement of our investment in SumUp in the amount of $25.8 million during the nine months ended September 30, 2023 with no comparable activity during the nine months ended September 30, 2024.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Provision (benefit) for income taxes	$2,321	$817	184.1%	$17,802	$4,258	NM
Effective tax rate	13.8%	(2.0)%		156.1%	(5.5)%
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023:
The effective tax rates for the three and nine months ended September 30, 2024 and 2023 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and nine months ended September 30, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses. See Item 1, Note 10, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and nine months ended September 30, 2024 and 2023, special charges and credits included charges related to our 2022 and 2020 Restructuring Plans, Gain on sale of assets and Foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results. For the Foreign VAT assessments, we also considered the fact we ceased operations in Portugal in 2016 and it is not part of our ongoing business. Since we ceased operations, we have not engaged in any revenue-generating or payroll-related activity and do not intend to engage in these activities in Portugal in the future.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss), for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$14,522	$(40,806)	$(6,396)	$(81,423)
Adjustments:
Stock-based compensation	8,890	3,889	17,682	13,771
Depreciation and amortization	6,895	12,568	24,512	40,316
Restructuring and related charges	896	2,228	613	10,333
Gain on sale of assets	—	—	(5,160)	—
Foreign VAT assessments (1)	3,672	—	6,974	—
Other (income) expense, net (2)	(22,429)	39,525	(5,264)	41,260
Provision (benefit) for income taxes	2,321	817	17,802	4,258
Total adjustments	245	59,027	57,159	109,938
Adjusted EBITDA	$14,767	$18,221	$50,763	$28,515
(1) The Foreign VAT assessments adjustment excludes related interest expense of $0.9 million for the three months ended September 30, 2024 and $1.7 million for the nine months ended September 30, 2024 as the interest expense is included within Other (income) expense, net. See Item 1, Note 6, Commitments and Contingencies, for additional information.

(2) Includes a $25.8 million remeasurement of our investment in SumUp during the three and nine months ended September 30, 2023. See Item 1, Note 3, Investments, for additional information.

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
The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024
	At Avg. Q3 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$371,759	$1,633	$373,392
Revenue	113,974	505	114,479
Cost of revenue	11,549	35	11,584
Gross profit	102,425	470	102,895
Marketing	36,180	78	36,258
Selling, general and administrative	71,186	141	71,327
Restructuring and related charges	863	33	896
Income (loss) from operations	(5,804)	218	(5,586)

	Nine Months Ended September 30, 2024
	At Avg. Q3 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,124,715	$3,430	$1,128,145
Revenue	361,161	1,017	362,178
Cost of revenue	35,995	64	36,059
Gross profit	325,166	953	326,119
Marketing	101,421	166	101,587
Selling, general and administrative	222,448	489	222,937
Restructuring and related charges	586	27	613
Income (loss) from operations	5,871	271	6,142
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $159.7 million as of September 30, 2024. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the Rights Offering and debt prepayment and termination of our Credit Agreement in February 2024, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months.
We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $125.4 million (€112.1 million), inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations relating specifically to the local voucher business in Italy. In December 2023, Groupon S.r.l. received an unfavorable ruling at the lowest court level, but lodged a second-level appeal, based on what it believes to be meritorious defenses to the Assessment. The hearing was held on September 24, 2024. On October 1, 2024, the second-level court indicated that it intends to issue an unfavorable ruling on the appeal and in favor of the Italian tax authorities. The court has not yet issued a full opinion with its rationale. When the decision of the second-level court is ultimately issued, Groupon S.r.l. will have six months from that date to appeal that decision to the Italian Supreme Court. The Company continues to believe that the Assessment is without merit and Groupon S.r.l. intends to pursue a prompt appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international Mutual Agreement Procedure that involves the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans (the second of which was issued on November 7, 2024) whereby the provisional payments may be deposited pro rata in monthly installments over seventy-two months. To date, Groupon S.r.l. has made all monthly installment payments. However, contemporaneous with its appeal to the Supreme Court, Groupon S.r.l. intends to seek a full stay of the provisional payment obligations. Groupon S.r.l. expects a hearing on the possible stay of provisional payments to take place in early 2025. If Groupon S.r.l. does not succeed in staying the provisional payment obligation, Groupon S.r.l. will consider its options, including making monthly installment payments up to the amount of its assets, or undertaking further restructuring actions. The total payments due in 2024 and 2025 under the terms of the installment plans are €3.4 million ($3.8 million) and €13.2 million ($14.7 million), respectively. Such amounts are recorded as Other non-current assets within the Condensed Consolidated Balance Sheets when cash is remitted.
The Company does not expect the tax assessment to result in financial exposure that exceeds the assets of Groupon S.r.l. as of December 31, 2023, nor do we expect any related developments to impact the ability of the Company to meet its obligations outside of Groupon S.r.l. See Item 1, Note 10, Income Taxes for additional information.
Our net cash flows from operating, investing and financing activities for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash provided by (used in):
Operating activities	$(16,258)	$(13,855)	$(11,069)	$(132,485)
Investing activities	(3,442)	(5,469)	(3,070)	(16,965)
Financing activities	(691)	1,183	32,929	(30,953)

Our free cash flow for the three and nine months ended September 30, 2024 and 2023 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by (used in) operating activities	$(16,258)	$(13,855)	$(11,069)	$(132,485)
Purchases of property and equipment and capitalized software	(3,408)	(4,120)	(11,591)	(15,917)
Free cash flow	$(19,666)	$(17,975)	$(22,660)	$(148,402)
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
Net cash provided by (used in) operating activities
For the nine months ended September 30, 2024, our net cash used in operating activities was $11.1 million as compared with net cash used in operating activities of $132.5 million in the prior period. The improved cash flow from operating activities is primarily due to our cost cutting measures as a result of the impacts of our 2022 Restructuring Plan.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2024, our net cash used in investing activities was $3.1 million as compared with net cash used in investing activities of $17.0 million in the prior period. The improved cash flow from investing activities is primarily due to $9.1 million of net proceeds from the sale intangible assets and fewer purchases of property and equipment and capitalized software during the nine months ended September 30, 2024.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2024, our net cash provided by financing activities was $32.9 million as compared with net cash used in financing activities of $31.0 million in the prior period. The improved cash flow from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering, partially offset by an increase of $14.5 million in payments of borrowings under our revolving credit facility.
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
In 2021, the Company issued the 2026 Notes in the principal amount of $230.0 million, which mature on March 15, 2026. The Company is continuously considering capital markets in order to enhance our capital structure.

On November 12, 2024, The Company entered into the Exchange and Subscriptions Agreements with a limited number of Offering Participants. The Offering Participants are institutional “accredited investors” (within the meaning of Rule 501(a)(1), (2), (3) or (7) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)) and/or “qualified institutional buyers” (as defined in Rule 144A under the Securities Act).
Pursuant to the Exchange and Subscription Agreements, the Company will (i) exchange $176.3 million aggregate principal amount of 2026 Notes held by the Offering Participants for $176.3 million aggregate principal amount of the Company’s newly-issued 6.25% Convertible Senior Secured Notes due 2027 (the “2027 Notes”) (the “Exchange”) and (ii) issue and sell to certain Offering Participants $21.0 million aggregate principal amount of 2027 Notes for gross cash proceeds of $20.0 million (representing an issue price of 95%) (the “Subscription Transactions” and together with the Exchange, the “Transactions”). The 2027 Notes are expected to be issued to the Offering Participants in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the Offering Participants in the Exchange and Subscription Agreements.
The initial conversion rate of the 2027 Notes will be 33.333 shares of Company Common Stock, per $1,000 principal amount of 2027 Notes (equivalent to an initial conversion price of approximately $30 per share), subject to customary adjustments. The 2027 Notes will be convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. The Company may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it fails to pledge certain of its assets as part of the collateral for the 2027 Notes, unless such assets are sold.
The Transactions are expected to close on or around November 12, 2024, subject to customary closing conditions.
As of September 30, 2024, we had $59.9 million in cash held by our international subsidiaries, which is primarily denominated in Euros, British Pounds Sterling, Canadian dollars, Indian Rupees, Polish Zloty, Swiss Franc, and, to a lesser extent, Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2024, did not materially change from the amounts set forth in our 2023 Annual Report on Form 10-K, except as disclosed in Item 1, Note 6, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2024.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Swiss Franc, and, to a lessor extent, Australian dollar, which exposes us to foreign currency risk. For the three and nine months ended September 30, 2024, we derived approximately 24.1% and 22.9% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2024 and December 31, 2023.
As of September 30, 2024, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $7.3 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.7 million. This compares with a $21.7 million working capital deficit subject to foreign currency exposure as of December 31, 2023, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of September 30, 2024, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes have an aggregate principal amount of $230.0 million and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 5, Financing Arrangements, for additional information. We have $5.1 million of lease obligations as of September 30, 2024. Interest rates on existing leases typically do not change unless there is a modification to a lease agreement and as such, we do not believe that the interest rate risk on the lease obligations is significant.
Inflation Risk
Our business is affected by changes to our merchants' and customers' discretionary spend. We expect such discretionary spend limitations to continue, and if we do not see increased overall demand for discounted goods and services to help offset these limitations on individual merchants and customers, our business, financial condition and results of operations could be adversely impacted. Additionally, increased inflation could negatively impact our business by driving up our operating costs. Our costs are subject to inflationary pressures, and if those pressures become significant, we may not be able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.
Notwithstanding the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.
Remediation Plan and Status
Management, with the oversight of the audit committee of our Board, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken action to remediate such material weakness. Actions include taking steps towards the automation of certain complex accounting calculations, adding detective analytical management review controls, adding controls to reconcile source data across accounts, and enhancing review procedures within account reconciliations. While the Company has improved its control activities, the material weakness identified in the prior year remains unremediated as of September 30, 2024 and the Company’s remediation efforts will continue to take place throughout 2024.
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
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2024, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of September 30, 2024, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2023.
The following table provides information about purchases of shares of our Common Stock during the three months ended September 30, 2024 related to shares withheld upon vesting of RSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2024	1,419	$16.74	—	—
August 1-31, 2024	1,445	13.60	—	—
September 1-30, 2024	1,105	10.85	—	—
Total	3,969	$13.96	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November 2024.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer