Form 10-K
period 2024-12-31
Groupon, Inc.
filed 2025-03-11
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Yes ☐             No  ☒

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant was $376,952,000 based on the number of shares of Common Stock held by non-affiliates as of June 30, 2024 and based on the last reported sale price of the registrant's Common Stock on June 30, 2024.

As of March 6, 2025, there were 39,810,936 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025 or, if not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, from an amended report on Form 10-K/A filed in the same time period.

______________________________________________________

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms include Groupon, Inc. and it subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Annual Report on Form 10-K, which are defined in the list below (the "Glossary"). Newly defined terms within this Annual Report on Form 10-K are included within the Glossary and may also be defined within applicable sections of this Annual Report.

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Cost Savings Plan	August 2022 Board approved multi-phase cost savings plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan, included within the 2022 Cost Savings Plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 Proxy	The Company's 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 Notes Indenture	Indenture agreement governing the 2026 Notes
2027 Notes	The Company's 6.250% convertible senior secured notes due March 2027
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
600 West Chicago	The Company’s previously leased headquarters located in Chicago, Illinois
ABR	Alternate Base Rate
ASC	Accounting Standards Codification
Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
ASU	Accounting Standards Update
Audit Committee	The Audit Committee of our Board of Directors
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CCPA	California Consumer Privacy Act
CDPA	Virginia Consumer Data Protection Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	United States Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
COO	Chief Operations Officer
CPA	Colorado Privacy Act
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
CSRD	European Union’s Corporate Sustainability Reporting Directive
Dodd-Frank Wall Street Reform and Consumer Protection Act
A 2010 U.S. law aimed at reducing financial risk, increasing transparency, protecting consumers, and preventing another financial crisis through stricter regulations on financial institutions and markets.

EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESG	Environmental, Social, Governance

ESPP	The Company’s 2012 Employee Stock Purchase Plan
Excess Shares	Shares exceeding the Exchange Cap
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024.
Exchange Cap	The limit on ownership percentage defined in 2027 Notes Indenture
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
FCPA	Foreign Corruption Practices Act
FinCEN	Financial Crimes Enforcement Network
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Guarantors	Company's certain material wholly owned domestic subsidiaries guarantee 2027 Notes
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Monster LP	Monster Holdings LP
NBH	NetBrokers Holdings
Nearbuy	Nearbuy Pte Ltd.
NOL	Net Operating Loss
Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers”
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PCAOB	Public Company Accounting Oversight Board
PCI	Payment Card Industry
PFC	Pale Fire Capital
PSU	Performance Share Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEM	Search Engine Marketing
SEO	Search Engine Optimization
SFDR	Sustainable Finance Disclosure Regulation
SG&A	Selling, general and administrative
Share Purchase Agreement	Agreement to sell shares of SumUp
SMS	Short messaging services
SOFR	Term Secured Overnight Financing Rate
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
Transactions	The transactions that took place when 2026 Notes were exchanged for the 2027 Notes.
TTM	Trailing twelve months
Uptake	Uptake, Inc.
USA PATRIOT Act
A 2001 U.S. law that expanded surveillance and investigative powers for law enforcement to enhance national security and combat terrorism, while also raising concerns about civil liberties and privacy.

VAT	Value added tax

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "confident", "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes and 2027 Notes; our Common Stock, including volatility in our stock price and financial markets; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, which are primarily localized groupon.com sites in thirteen countries. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 18, Segment and Geographical Information, for additional information.
Revenue is earned through transactions during which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
Our Strategy
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our online selection and by enhancing the customer reach through experience curation and improved convenience in order to drive customer demand and purchase frequency.
We are investing significant resources in making our platform more efficient, stable and agile. By improving our technology, our customer base can enjoy a modernized experience along with seamless execution of new product innovation, improved customer experience and customer satisfaction. Our platform migrations are strategic investments in our ability to innovate faster, serve merchants better, and create more engaging experiences for our customers.
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
Traffic Channels and Platforms
Our customers access our online local commerce marketplaces through our mobile applications and our websites. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2024, approximately 80% of our global transactions were completed on mobile devices.
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
Email and mobile messaging. We communicate offerings through email, push notifications and SMS to our customers based on their locations and personal preferences. A customer who interacts with these communications is directed to our website or mobile application to learn more about the deal and to make a purchase.
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
Human Capital Management
Attracting and securing top-notch talent from around the world is the cornerstone of our future. Our senior leadership, guided by our Board, oversees this mission by crafting and implementing our human capital strategy. This involves recruiting, developing, and retaining the best minds to fuel our operations, drive our strategic goals, and shape competitive compensation and benefits packages.
Our Workforce
As of December 31, 2024, we had employees across various geographies and roles:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	295	161	456
International	381	1,242	1,623
Total	676	1,403	2,079
Our sales representatives create partnerships, while our support staff ensures smooth transactions. Other teams, such as engineers, product designers, marketers and editors, power the platform to curate the experiences.
Human Capital Strategy Pillars
Our human capital strategy is anchored in three core pillars: People & Culture, Diversity, Equity & Inclusion, and Compensation & Benefits.
People & Culture
At Groupon we empower a diverse, collaborative global team.
In 2023 and 2024, we gathered employee feedback through initiatives such as the “Transformation Truths” engagement survey. This anonymous company-wide survey provided valuable insights into ongoing organizational changes such as the status of our transformation efforts.
We uphold ethical standards through bi-annual training, including the Global Code of Conduct, Anti-Corruption, and Respectful Workplace courses, reinforcing a safe, ethical workplace.
Our career development offerings include diverse training programs such as Unconscious Bias training and Respect in the Workplace training for managers. Additionally, our Internal Talent Mobility process supports cross-functional growth, while our Employee Referral Program incentivizes hiring top talent globally.

Diversity, Equity & Inclusion
In 2024, we have focused on establishing strong organizational foundations. We remain committed to fostering a high-performance culture by promoting diversity in thought, experience, and background. Given our role in connecting people and communities, we recognize the importance of maintaining a workforce that reflects the diversity of our customer base. During the year, we introduced several initiatives aimed at enhancing workplace support and employee engagement in alignment with its core values:
•Employee Resource Groups (ERGs): We have strengthened ERGs to give our team members platforms for connection, advocacy, and celebration of shared identities and interests. We now have functioning ERGs for BlacksandAllies@Groupon, LatinosandAllies@Groupon, Wellness@Groupon, PrideandAllies@Groupon, WomenandAllies@Groupon. Together they have updated our recently launched Diversity, Equity and Inclusion library to ensure teams have access to online resources, run workshops, developed educational content and been a sounding board for internal initiatives.
•Internal Workshops: Training and education have been important in fostering awareness and growth, with workshops that challenge biases and drive equity in decision-making. This year our workshops focused on Menopause and Fertility in the workplace.
•Policy Enhancements: We have introduced progressive policies, including support for menopause with our new company Charter, and our Fertility Policy, ensuring we continue to address diverse needs and create an inclusive workplace for all.
•External Campaigns: Beyond our walls, we have supported diverse communities through marketing campaigns that reflect our commitment to inclusivity and representation, this year focusing on Black History Month, Martin Luther King Day, Cinco de Mayo and Pride Month.
Compensation & Benefits
To attract and retain top talent, we offer competitive compensation and comprehensive benefits. These include health, dental, vision, life, and disability insurance, along with a 401(k) plan with company matching for U.S. employees.
Our Cultural Foundation
In early 2024, we revamped our values to align with the culture and behaviors needed to drive Groupon’s transformation. These values—Ownership and Accountability, High Performance, Transparency, Innovation, Customer Focus, and Respect, Integrity, and Inclusion—form the foundation of our culture.
Together, they foster a resilient workforce prepared to navigate challenges and seize opportunities, driving us toward our vision of becoming the go-to platform for experiences.
Technology
In early 2023, we completed the migration of our public-facing websites, internal applications and services, as well as our back-end business intelligence systems from being hosted at our data centers to a multi-cloud infrastructure. Additionally, in the third quarter of 2023, we migrated our Payment Card Information data to a third-party provider so that these details are no longer stored within Groupon's cloud environment. In the third quarter of 2024, we successfully migrated our cloud systems in North America to allow us to run in a further stream-lined multi-cloud infrastructure, further reducing our technological footprint and attack and threat vectors. Our platform migrations are strategic investments in our ability to innovate faster, serve merchants better, and create more engaging experiences for our customers. We have also made significant improvements to our search functionality. Our enhanced search now provides real-time query suggestions, corrects spelling errors, and supports synonyms for improved accuracy. It can recognize destinations and brands, automatically applying relevant filters to refine search results. Additionally, it suggests related queries and categorizes results into experiences, travel deals, and merchants, optimizing relevance based on precise location for a more intuitive user experience. We employ security practices and modern tools to try to recognize intrusions to our technology infrastructure. We engage independent third-party Internet security firms to regularly test the security of our websites and identify vulnerabilities. In financial transactions with customers conducted on our websites and mobile applications, we use data encryption protocols to secure information while in transit. See Item 1A. Risk Factors and Item 1C. Cybersecurity for additional information relating to potential cyber threats.
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
Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet. Additionally, those laws and regulations may be interpreted differently across domestic and foreign jurisdictions. As a company in a rapidly innovating industry, we are exposed to the risk that many of those laws may evolve or be interpreted by regulators or in the courts in ways that could materially affect our business. Those laws and regulations may involve taxation, unclaimed property, intellectual property, product liability, travel, distribution, electronic contracts and other communications, competition, consumer protection, the provision of various online payment services, employee, merchant and customer privacy and data security or other areas.
In addition to these regulatory areas mentioned, we are also subject to increasing legal and regulatory requirements related to ESG matters. Emerging ESG regulations, particularly in the European Union, the United Kingdom, and the United States, may require us to enhance our sustainability reporting and disclosures. For example, the CSRD and the SFDR impose enhanced sustainability disclosure obligations on companies operating in the European Union.
Additionally, we are subject to emerging ESG regulations in California and New York that may impact our reporting and compliance obligations. The Climate Corporate Data Accountability Act (SB 253) and the Climate-Related Financial Risk Disclosure Act (SB 261) impose climate-related disclosure requirements on companies operating in California, including mandatory reporting of greenhouse gas emissions and climate-related financial risks. Additionally, if enacted in New York, SB 3697 would require entities operating in New York whose revenue exceeded $500 million in the prior fiscal year to release reports that would need to include disclosures aligned with the Task Force on Climate-related Financial Disclosures framework or another equivalent reporting requirement. These regulations, along with evolving international ESG frameworks, may require us to enhance our sustainability disclosures, implement additional compliance measures, and allocate additional resources to ESG reporting.
The CARD Act, as well as the laws of most states, contain provisions governing gift cards, gift certificates, stored value or pre-paid cards or coupons (collectively, "gift cards"). Groupon vouchers may be included within the definition of gift cards under many laws. In addition, certain foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees, that may apply to Groupon vouchers. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments that could affect us, and our global operations may be constrained by regulatory regimes and laws in Europe and other jurisdictions outside the United States that may be more restrictive and adversely impact our business.
Various U.S. laws and regulations, such as the Bank Secrecy Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the USA PATRIOT Act and the CARD Act impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. Those laws and regulations broadly define financial institutions to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value. Requirements imposed on financial institutions under those laws include customer identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to those laws and regulations.
We are subject to a variety of U.S. federal, state and international laws and regulations governing consumer data. The GDPR, which was adopted by the European Union and became effective in May 2018, and the CPRA, which expands on and effectively replaces the CCPA and became effective January 1, 2023, requires companies to satisfy specific requirements regarding the handling of personal and sensitive data, including its collection, use, protection and the ability of persons whose data is stored to, among other things, access and/or delete such data about themselves. The CDPA, effective as of January 1, 2023, and the CPA, effective as of July 1, 2023, provide new data privacy rights to their respective residents. Our ongoing efforts to comply with these laws and regulations and other relevant privacy and data protection laws and regulations, have required updates to certain business practices and systems. Non-compliance with any privacy and data protection laws and regulations could result in significant monetary fines. For instance, non-compliance with the GDPR could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenue, and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. We continue to monitor developments in laws and regulations relating to privacy and consumer data, and we expect these evolving laws and regulations will continue to impact our business in the future.
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
Information About Our Executive Officers
The following table sets forth information about our executive officers (as of the date of this filing):

Name	Age	Position

Dusan Senkypl	49	CEO
Jiri Ponrt	51	CFO
Dusan Senkypl was appointed as our CEO in May 2024, he previously served as our Interim CEO beginning in March 2023. He has served as a member of our Board since June 2022. He joined Groupon from PFC, a Groupon shareholder and a private equity investment group that invests in e-commerce companies both in Europe and worldwide. He co-founded PFC in 2015 and serves as Chairman and as a partner. Prior to joining PFC, he served as founder and CEO of NBH, which became the largest insurance and finance marketplace in the Czech Republic and Slovakia, from 2014 to December 2018, when it was sold to German media company, Bauer Media Group. Prior to NBH, he co-founded and operated multiple e-commerce projects, including ePojisteni.cz, an insurance technology company, where he served as CEO and a director, from 2009 until February 2019. In conjunction with his appointment as Groupon CEO, he stepped down from his day-to-day responsibilities at PFC.
Jiri Ponrt was appointed as our CFO in April 2023. He joined Groupon from PFC where he served as a partner since July 2022 and Group CFO since November 2021. Prior to joining PFC, he served as CFO of Alza.cz, one of the largest e-commerce companies in Central and Eastern Europe, from May 2014 to October 2021. Prior to his time at Alza.cz, he spent 15 years at Nutricia, a Danone brand, in a variety of financial and commercial roles. In conjunction with his appointment to Groupon CFO, he stepped down from day-to-day responsibilities at PFC.
Available Information
We electronically file reports with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available free of charge through our website (www.groupon.com), as soon as reasonably practicable after electronically filing with or otherwise furnishing such information to the SEC, and are available in print to any stockholder who requests them. Our Code of Conduct, Corporate Governance Guidelines and committee charters are also posted on the site. We use our Investor Relations website (investor.groupon.com) and our press site (www.groupon.com/press) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Information contained on our website and press site is not a part of this Annual Report on Form 10-K.

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
•Current or future restructuring plans could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of the plans in the time frame anticipated or at all.
•Our operating results may vary significantly from quarter to quarter.
•Our U.S. and international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our U.S. and international markets may adversely affect our business.
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
•As we have increased our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
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
•We may have exposure to greater than anticipated tax liabilities, including the Italy tax Assessment.
•The adoption of tax reform policies, including the enactment of legislation or regulations implementing changes in the tax treatment of companies engaged in Internet commerce and U.S. taxation could materially affect our financial position and results of operations.
•We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.

Risks Related to Our Capital Structure
•Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity.
•We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes and 2027 Notes in cash, to repurchase the 2026 Notes and 2027 Notes upon a fundamental change or to repay the 2026 Notes and 2027 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current outstanding and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes and 2027 Notes or at their maturity or to repurchase the 2026 Notes and 2027 Notes.
•The terms of the 2026 Notes and 2027 Notes could delay or prevent an attempt to take over our Company.
•The conditional conversion feature of the 2026 Notes and 2027 Notes, if triggered, may adversely affect our financial condition and operating results.
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
There are no assurances that our actions will be successful in executing our strategy and returning the Company to growth. Our efforts may prove more difficult than we currently anticipate. Further, we may not succeed in realizing the benefits of these efforts on our anticipated timeline or at all. In addition, as we implement our strategy, the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff policy, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to improving inventory selection or improving customer experience. Even if fully implemented, our strategy may not result in a return to growth or the other anticipated benefits to our business, financial condition and results of operations. If we are unable to effectively execute our strategy and realize its anticipated benefits, it could negatively impact our business, financial condition and results of operations.
Current or future restructuring plans could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of the plans in the time frame anticipated or at all.
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
Our U.S. and international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges, and our inability to adapt to the diverse and changing landscapes of our U.S. and international markets may adversely affect our business.
Our operations require management attention and resources and also require us to localize our services to conform to a wide variety of local cultures, business practices, laws and policies. Our operations are subject to numerous risks, including the following:
•our ability to maintain merchant and customer satisfaction such that our marketplace will continue to attract high quality merchants;
•our ability to successfully respond to macroeconomic challenges, including but not limited to, inflationary pressures, higher labor costs, tariff policy, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
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
•Challenges in navigating legal and judicial systems in international jurisdictions, which may vary significantly in complexity, efficiency, and enforceability, and where we do not employ legal staff locally, further increasing the difficulty of addressing and resolving disputes;
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
•difficulty in staffing, including attracting and retaining talent with an appropriate level of skill and experience, including knowledge and experience in developing and managing foreign operations, including through centralized shared service centers, as a result of distance, language barriers and cultural differences;
•periodic reductions in business activity;
•expenses associated with localizing our products; and
•differing intellectual property laws.
We are subject to complex laws and regulations that apply to our international operations, such as data privacy and protection requirements, including GDPR, the FCPA, the UK Anti-Bribery Act and similar local laws prohibiting certain payments to government officials, banking and payment processing regulations and anti-competition regulations, among others. The cost of complying with these various, and sometimes conflicting, laws and regulations is substantial. We have implemented and continue to implement policies and procedures to ensure compliance with these laws and regulations, however, we cannot ensure that our employees, contractors, or agents will not violate our policies. Changing laws, regulations and enforcement actions in the United States and throughout the world could harm our business. If commercial and regulatory constraints in our international markets restrict our ability to conduct our operations or execute our strategic plan, our business may be adversely affected.
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
We believe that our ability to compete successfully depends upon many factors both within and beyond our control, including the following:
•the continued consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff policy, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior;
•the size, composition and retention of our customer and merchant bases;
•density and quality of our inventory;
•delivery of a modern user experience for customers and modern experience and tools for merchants;
•mobile penetration;
•our ability to drive traffic to our marketplace;
•the quality and performance of our merchants;
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
In the year ended December 31, 2024, approximately 80% of our global transactions were completed on mobile devices. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates, or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices. In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store).
An increase in our refund rates or estimated liabilities with respect to unredeemed vouchers could adversely affect our financial results.
Any downturns in general economic conditions or extended period of low consumer confidence in the future could increase our refund rates. An increase in our refund rates could significantly reduce our liquidity, profitability and financial results. We estimate future refunds based on historical refund experience by category. We assess the trends that could affect our estimates on an ongoing basis and make adjustments to the refund reserve calculations if it appears that changes in circumstances, including changes to our refund policies or general economic conditions, may cause future refunds to differ from our initial estimates. Our actual level of refund claims could prove to be greater than the level of refund claims we estimate. If our refund reserves are not adequate to cover future refund claims, this inadequacy could have a material adverse effect on our financial results. In addition, we may not be able to obtain reimbursement from merchants for refunds that we issue, which could have an adverse effect on our financial results.
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
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers, sales representatives and other key personnel are critical to our success, and competition can be intense for experienced and well qualified executives and employees, particularly in recent periods. In February 2023, our Chief Administrative Officer, General Counsel and Corporate Secretary resigned, in March 2023, we appointed a new Interim CEO who was then appointed as CEO in May 2024. In April 2023, we appointed a new CFO and in May 2023 we appointed a new Interim Chief Accounting Officer who was then appointed as Chief Accounting Officer in November 2023. Furthermore, we experienced disruption in our business due to the previously announced cost savings plan and significant turnover in our senior management team in 2023. Reductions in our workforce have led to employees filling certain key roles and we may experience additional changes in key roles in the future. Executive leadership and senior management transitions, reductions in workforce and significant employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and the loss of institutional knowledge, and any of these issues could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts also make it more difficult to attract and retain talent.
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
The material weakness in our internal control over financial reporting identified as of December 31, 2022 is not yet fully remediated. The material weakness is due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances. While management has made improvements to our internal controls, as described in Item 9A, Controls and Procedures, the material weakness will not be remediated until we have concluded, through testing, that our controls are operating effectively for a sufficient period of time.
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
We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Specifically, we are required to meet certain PCI Data Security Standards issued by the Payment Card Industry Security Standards Council. If we fail to maintain PCI compliance or compliance with other related rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business and operating results could be adversely affected.
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
As we have increased our reliance on cloud-based applications and platforms to operate and deliver our products and services, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
We rely on cloud-based applications and platforms for critical business functions. In early 2023, we completed the migration of our public-facing websites, internal applications and services, as well as our back-end business intelligence systems from being hosted at our data centers to a multi-cloud infrastructure. If we are not able to realize the anticipated benefits of our migration to this multi-cloud infrastructure, our business could be harmed. To date, although we may be subject to additional risk of cybersecurity breaches or other improper access to our data or confidential information following our migration to cloud-based computing platforms, the risk is less than us building and managing our own data centers before we moved to these cloud-based services. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we have increased our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.

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
We currently hold non-controlling minority investments in entities, including SumUp, and we may make additional strategic minority investments in the future. Such minority investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational and/or compliance risks associated with the investments. We are dependent on such entities in order to realize the potential benefits of these investments. Further, currently there is no public market for the securities of any such entity, and we may not have rights with respect to transactions involving any of these entities. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
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
We regard our trademarks, service marks, copyrights, trade dress, trade secrets, proprietary technology, merchant lists, subscriber lists, sales methodology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names or trade names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademarks in some countries.
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
We are involved from time to time in litigation regarding, among other matters, patent and other intellectual property claims, consumer claims, contract disputes with merchants and vendors, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see Item 8, Note 9, Commitments and Contingencies to the Consolidated Financial Statements.
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
Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act and foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services. For these purposes, financial institutions are broadly defined to include money services businesses such as money transmitters, check cashers and sellers or issuers of stored value cards. Examples of anti-money laundering requirements imposed on financial institutions include subscriber identification and verification programs, record retention policies and procedures and transaction reporting. We do not believe that we are a financial institution subject to these laws and regulations based, in part, upon the characteristics of Groupon vouchers and our role with respect to the distribution of Groupon vouchers to customers. For example, the FinCEN, a division of the U.S. Treasury Department tasked with implementing the requirements of the BSA, has adopted regulations expanding the scope of the BSA and requirements for parties involved in stored value or prepaid access cards, including a proposed expansion of financial institutions to include sellers or issuers of prepaid access cards. While we believe Groupon vouchers are not subject to these regulations, it is possible that FinCEN or a court of law could consider Groupon vouchers (or other Groupon products) a financial product and thus deem Groupon to be subject to such laws and obligations as a financial institution. In the event that we become subject to the requirements of the Bank Secrecy Act or any other anti-money laundering law or regulation imposing obligations on us as a money services business, our regulatory compliance costs to meet these obligations would likely increase which could adversely impact our operating results.
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
A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various U.S. federal, state and foreign legislative and regulatory bodies continue to enact new laws regarding privacy, as well as expand the scope of existing laws. For example, GDPR requires companies to satisfy requirements regarding the handling of personal and sensitive data, including its collection, use, security and the ability of persons whose data is stored to correct or delete such data about themselves. European countries continue to expand the scope of its application of GDPR within their local legislation. The CPRA, which expands on and effectively replaces the CCPA that became effective January 1, 2023, similarly regulates the collection and use of consumers' data, and includes additional protection for sensitive personal data. The CDPA, effective as of January 1, 2023, and the CPA, effective as of July 1, 2023, provide new data privacy rights to their respective residents. Complying with the GDPR, CCPA, CPRA, CDPA, CPA and similar laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. Further, despite our diligent efforts to comply with these laws and regulations, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Noncompliance could result in proceedings against us by governmental entities or others and fines. For example, fines under GDPR could be up to the greater of €20 million or 4% of annual global revenue and damage our reputation and brand and non-compliance with CPRA could result in fines of up to $7,500 per violation in addition to providing consumers with a private right of action. As a result of GDPR, CCPA, CPRA and similar laws and regulations, we may experience difficulty retaining or obtaining new customers due to the compliance cost, potential risk exposure and portability of customer data. We also may find it necessary to establish and maintain systems and procedures to comply with these evolving laws and regulations that involve substantial expense and distraction from other aspects of our business. Additionally, there could be uncertainty around how to comply with privacy laws, in various jurisdictions such as country or state-specific laws that may conflict with or deviate from established privacy directives, or future laws and regulations in other jurisdictions.
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
We may have exposure to greater than anticipated tax liabilities, including the Italy tax Assessment.
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
We also are subject to regular review and audit by both U.S. (federal, state. local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed Assessment for $122.3 million (inclusive of estimated incremental interest from the original Assessment). We believe that the Assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and we intend to vigorously defend ourselves in that matter. See Item 8, Note 14, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
We may be adversely affected by global climate change or by legal, regulatory, or market responses to such change.
Various jurisdictions, in particular the European Union, the United Kingdom and the United States, are adopting or considering new laws and regulations that enhance mandatory sustainability disclosures, reporting and diligence requirements. If we are unable to comply with new laws and regulations concerning ESG matters or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business financial condition may be adversely affected. If our ESG-related data, processes, and reporting are viewed as incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis or at all, we may be viewed negatively by stakeholders concerned about these matters.
Risks Related to Our Capital Structure
Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $53.7 million and $197.3 million in aggregate principal amount of our 2026 Notes and 2027 Notes.
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

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes and 2027 Notes in cash, to repurchase the 2026 Notes and 2027 Notes upon a fundamental change or to repay the 2026 Notes and 2027 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current outstanding and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes and 2027 Notes or at their maturity or to repurchase the 2026 Notes and 2027 Notes.
Holders of the 2026 Notes and 2027 Notes will have the right to require us to repurchase all or a portion of their respective notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Notes and 2027 Notes, respectively, to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes and 2027 Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the respective notes, being converted. Moreover, we will be required to repay the 2026 Notes and the 2027 Notes, in cash at their respective maturity dates unless earlier converted, redeemed (noting that the 2027 Notes cannot be redeemed by us) or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes and/or the 2027 Notes surrendered or pay cash with respect to the 2026 Notes and/or 2027 Notes being converted or at their maturity.
In addition, our ability to repurchase the 2026 Notes and 2027 Notes or to pay cash upon conversions of the 2026 Notes and 2027 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes and 2027 Notes at a time when the repurchase is required by the 2026 Notes Indenture and 2027 Notes Indenture governing the 2026 Notes and 2027 Notes, respectively, or to pay cash upon conversions of the 2026 Notes and 2027 Notes or at their maturity as required by the Indenture would constitute a default under each respective indenture. A default under the 2026 Notes Indenture governing the 2026 Notes and the 2027 Notes Indenture governing the 2027 Notes could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the 2026 Notes Indenture governing the 2026 Notes and the 2027 Notes Indenture governing the 2027 Notes could constitute an event of default under any such future agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2026 Notes and 2027 Notes or pay cash with respect to the 2026 Notes and 2027 Notes being converted or at maturity of the 2026 Notes and 2027 Notes.
The terms of the 2026 Notes and 2027 Notes could delay or prevent an attempt to take over our Company.
The terms of the 2026 Notes and 2027 Notes require us to repurchase the 2026 Notes and 2027 Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.
The conditional conversion feature of the 2026 Notes and 2027 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes and/or the 2027 Notes is triggered, holders of these notes will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes and/or 2027 Notes, then we would be required to pay cash, deliver shares or deliver a combination of shares and cash, at our election. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, upon the occurrence of a fundamental change (as defined in the 2026 Indenture and 2027 Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes and/or the 2027 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes and/or the 2027 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Even if holders of the 2026 Notes and 2027 Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes and 2027 Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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
We expect the volatility in our stock price and financial markets to continue for the foreseeable future as a result of these and other factors.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•Our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face significant and persistent cybersecurity risks due to the widespread use of our websites and mobile applications; the attractiveness of our websites and mobile applications to threat actors, including state-sponsored actors; the fact that we operate globally and must defend against cybersecurity attacks in thirteen countries; the substantial level of harm that could occur to our business, our customers, or our merchants if we were to suffer a material cybersecurity incident; and our use of third-party products and services. Protecting our systems, networks, data and confidential information is a priority at Groupon. We are committed to maintaining robust governance and oversight of these risks and implementing mechanisms, controls, technologies and processes designed to help us identify, assess and manage these risks.
As of the date of this Form 10-K, we have not experienced a material cybersecurity threat or incident that resulted in a material adverse impact to our business strategy, results of operations or financial condition, but there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in significant costs related to, for example: rebuilding our internal systems, implementing additional threat protection measures, providing modifications to our websites and mobile applications, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing merchants and customers with incentives to maintain a business relationship with us, taking other remedial steps with respect to third parties or incurring significant reputational harm. In addition, these threats are constantly evolving, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in the volume, frequency and sophistication of cyberattacks. We seek to detect and investigate unauthorized attempts and attacks against our network, cloud infrastructure, websites, and mobile applications and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and our websites and mobile applications; however, we remain potentially vulnerable to known or unknown threats. It is also possible that we, our merchants, our customers or our vendors will be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See Item 1A. - Risk Factors for more information on our cybersecurity risks.
The Audit Committee oversees risks pertaining to cybersecurity. A member of our IT and Information Security teams regularly reports to the Audit Committee, and directly to the Board, as appropriate, on the state of our cybersecurity program and provides updates on cybersecurity matters. In addition, our Vice President of Software Engineering typically conducts an annual cybersecurity review with our Board. We employ security practices to protect and maintain the systems located at our cloud hosting providers, invest in intrusion and anomaly detection tools and engage third-party security firms to test the security of our websites and systems. Specifically, we leverage industry best practices to identify and mitigate data security risks, including but not limited to, utilizing processes and tools to monitor and address email security, the security of our workstations and servers, cloud security, password management, secure file transfers and ransomware protection. In addition, we utilize a firewall, a virtual private network, multi-factor authentication and single sign-on and conduct regular phishing testing. We also regularly evaluate and assess our systems and the controls, processes and practices to protect those systems, including recently completing the migration of our public-facing websites and applications and our back-end business intelligence systems to the cloud. We also retain personnel that have in-depth experience in penetration testing and conduct penetration testing against our own systems. Further, we utilize third party partners to help us monitor issues that are internally discovered or externally reported that may affect our websites and mobile applications, and we have processes to assess the potential cybersecurity impact or risk of these issues. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program abiding by information handling and asset management requirements and notifying us in the event of any known or suspected cyber incident.
The day to day operations of our cybersecurity risk management program are overseen by our IT and Information Security teams. Our cybersecurity program is run by our Vice President of Engineering for InfoSec, Darren Redmond, who reports to our COO, Filip Popovic. Our COO has served in that position since June 2024. Mr. Redmond has served in this position for the last 2 years and has worked at Groupon for over 8 years, and, prior to Groupon, his experience includes serving as the CTO of Knowledge Point, a learning materials management service provider. Our Information Security Officer reports to Mr. Redmond and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals in the Information Security team, many of whom hold cybersecurity certifications such as a Certified Information Systems, Security Professional or Certified Information Security Manager, and through the use of technological tools, software and results from third party audits. Our Information Security Officer joined Groupon in November 2023, and, prior to Groupon, was previously in Vodafone, based in Hungary. Our Security Manager and Security Operation Center Manager also have extensive experience assessing and managing cybersecurity programs and cybersecurity risk.
Our VP of InfoSec regularly reports directly to the Audit Committee on our cybersecurity program and efforts to prevent, detect, mitigate and remediate issues. In addition, we have an escalation process in place to inform senior management and the Board of material issues.
ITEM 2. PROPERTIES
As of December 31, 2024, we owned no property and leased 16 facilities throughout the world. Our corporate headquarters is located in Chicago, Illinois. We believe that our leased properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations.
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
Holders
As of March 6, 2025, there were 86 holders of record of our Common Stock. Each holder of our Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2024, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2024, we did not purchase any shares under the repurchase program. As of December 31, 2024, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2026 Notes and 2027 Notes, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand and future cash flows. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
Since the inception of our share repurchase programs in August 2013 through December 31, 2024, we have repurchased 10,294,117 shares of our Common Stock for an aggregate purchase price of $922.7 million (including fees and commissions).
The following table provides information about purchases of shares of our Common Stock during the three months ended December 31, 2024 related to shares withheld upon vesting of restricted stock units for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2024	2,807	$10.69	—	—
November 1-30, 2024	3,194	8.45	—	—
December 1-31, 2024	1,373	9.47	—	—
Total	7,374	$9.49	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.

Stock Performance Graph
This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any filing of Groupon, Inc. under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing. Our stock price performance shown in the graph below is not indicative of our future stock price performance.
The graph set forth below compares the cumulative total return on our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2020, 2021, 2022, 2023, and 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A, Risk Factors, and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information. For further discussion regarding operating and financial data for the year ended December 31, 2023 as compared to the year ended December 31, 2022, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 18, Segment and Geographical Information, for additional information.
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
Strategy
Our strategy is to be the trusted marketplace where customers go to buy local services and experiences. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our online selection and by enhancing the customer reach through experience curation and improved convenience in order to drive customer demand and purchase frequency.
We are investing significant resources in making our platform more efficient, stable and agile. By improving our technology, our customer base can enjoy a modernized experience along with seamless execution of new product innovation, improved customer experience and customer satisfaction. Our platform migrations are strategic investments in our ability to innovate faster, serve merchants better, and create more engaging experiences for our customers.
How We Measure Our Business
We use several operating and financial metrics to assess the progress of our business and make strategic decisions. Certain of the financial metrics are reported in accordance with GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under GAAP, refer to our discussion under Non-GAAP Financial Measures in the Results of Operations section.
Operating Metrics
•Gross billings is the total dollar value of customer purchases of goods and services. Gross billings is presented net of customer refunds, order discounts and sales and related taxes. The substantial majority of our revenue transactions are comprised of sales of vouchers and similar transactions in which we collect the transaction price from the customer and remit a portion of the transaction price to the third-party merchant who will provide the related goods or services. For these transactions, gross billings differs from Revenue reported in our Consolidated Statements of Operations, which is presented net of the merchant's share of the transaction price. Gross billings is an indicator of our growth and business performance as it measures the dollar volume of transactions generated through our marketplaces. Tracking gross billings also allows us to monitor the percentage of gross billings that we are able to retain after payments to merchants. However, we are focused on achieving long-term gross profit and EBITDA growth.
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
Our gross billings, units and TTM active customers for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Gross billings	$1,558,203	$1,645,058
Units	36,640	41,368
TTM Active customers	15,432	16,501
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
•Contribution Profit is our measure of segment profitability, defined as net revenues less cost of sales and marketing expense. See Item 8, Note 18, Segment and Geographical Information, for additional information.
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

The following table presents the above financial metrics for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$492,557	$514,910
Gross profit	444,306	450,664
Contribution profit	300,099	340,159
Adjusted EBITDA	69,308	55,453
Free cash flow	40,561	(97,270)
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
Factors Affecting Our Performance
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We are focused on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers and Groupon.
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we are focused on strengthening our product offering, improving the attractiveness of our offerings, and enhancing the performance of our marketing campaigns.
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff policy, labor shortages, supply chain challenges and changes in consumer and merchant behavior. To minimize the impact of macroeconomic conditions on our business, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Gross billings
Local	$999,836	$971,313	2.9%
Goods	53,589	88,987	(39.8)
Travel	79,347	80,946	(2.0)
Total gross billings	$1,132,772	$1,141,246	(0.7)

Units
Local	21,805	21,483	1.5%
Goods	1,882	3,412	(44.8)
Travel	321	334	(3.9)
Total units	24,008	25,229	(4.8)

TTM Active customers	10,289	10,291	—%
Comparison of the Years Ended December 31, 2024 and 2023:
North America gross billings and units decreased by $8.5 million and 1.2 million, while TTM active customers remained flat for the year ended December 31, 2024 compared with the prior year period. As a result of favorable refund rates and our supply transformation efforts, our Local category experienced growth in gross billings, active customers and units. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Revenue
Local	$350,876	$346,962	1.1%
Goods	10,990	18,436	(40.4)
Travel	14,206	14,554	(2.4)
Total revenue	$376,072	$379,952	(1.0)

Cost of revenue
Local	$34,070	$44,199	(22.9)%
Goods	1,405	3,276	(57.1)
Travel	2,433	3,484	(30.2)
Total cost of revenue	$37,908	$50,959	(25.6)

Gross profit
Local	$316,806	$302,763	4.6%
Goods	9,585	15,160	(36.8)
Travel	11,773	11,070	6.4
Total gross profit	$338,164	$328,993	2.8

% of Consolidated revenue	76.4	73.8
% of Consolidated cost of revenue	78.6	79.3
% of Consolidated gross profit	76.1	73.0
Comparison of the Years Ended December 31, 2024 and 2023:
North America revenue and cost of revenue decreased by $3.9 million and $13.1 million while gross profit increased by $9.2 million for the year ended December 31, 2024 compared with the prior year period. As a result of favorable refund rates and our supply transformation efforts, our Local category experienced revenue growth. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit increased due to revenue remaining relatively flat and a decrease in cost of revenue.
Marketing and Contribution Profit
North America marketing and contribution profit for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Marketing	$113,096	$73,178	54.5%
% of Revenue	30.1%	19.3%

Contribution Profit	$225,068	$255,815	(12.0)%
Comparison of the Years Ended December 31, 2024 and 2023:
North America marketing expense and marketing expense as a percentage of revenue increased for the year ended December 31, 2024 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.

North America contribution profit decreased for the year ended December 31, 2024 compared with the prior year period, primarily due to an increase in marketing expense.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Gross billings
Local	$332,795	$380,797	(12.6)%
Goods	60,530	80,062	(24.4)
Travel	32,106	42,953	(25.3)
Total gross billings	$425,431	$503,812	(15.6)

Units
Local	10,764	13,032	(17.4)%
Goods	1,688	2,866	(41.1)
Travel	180	241	(25.2)
Total units	12,632	16,139	(21.7)

TTM Active customers	5,143	6,210	(17.2)%
Comparison of the Years Ended December 31, 2024 and 2023:
International gross billings, units and TTM active customers decreased by $78.4 million, 3.5 million and 1.1 million for the year ended December 31, 2024 compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in site traffic. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. In addition, there was a $3.4 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Revenue
Local	$99,333	$111,543	(10.9)%
Goods	10,929	14,961	(27.0)
Travel	6,223	8,454	(26.4)
Total revenue	$116,485	$134,958	(13.7)

Cost of revenue
Local	$7,889	$9,903	(20.3)%
Goods	1,691	2,305	(26.6)
Travel	763	1,079	(29.3)
Total cost of revenue	$10,343	$13,287	(22.2)

Gross profit
Local	$91,444	$101,640	(10.0)%
Goods	9,238	12,656	(27.0)
Travel	5,460	7,375	(26.0)
Total gross profit	$106,142	$121,671	(12.8)

% of Consolidated revenue	23.6%	26.2%
% of Consolidated cost of revenue	21.4	20.7
% of Consolidated gross profit	23.9	27.0
Comparison of the Years Ended December 31, 2024 and 2023:
International revenue, cost of revenue and gross profit decreased by $18.5 million, $2.9 million and $15.5 million for the year ended December 31, 2024 compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in site traffic. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. Revenue and gross profit had favorable impacts of $1.0 million and $0.9 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Marketing	$31,111	$37,327	(16.7)%
% of Revenue	26.7%	27.7%

Contribution Profit	$75,031	$84,344	(11.0)%
Comparison of the Years Ended December 31, 2024 and 2023:
International marketing expense and marketing expense as a percentage of revenue decreased for the year ended December 31, 2024 compared to the prior year period, primarily due to traffic declines and a lower investment in our online marketing spend.
International contribution profit decreased for the year ended December 31, 2024 compared with the prior year period, primarily due to a decrease in revenue.

Consolidated Operating Expenses
Operating expenses for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Marketing	$144,207	$110,505	30.5%
Selling, general and administrative (1)	295,399	350,405	(15.7)
Restructuring and related charges	1,066	8,006	(86.7)
(Gain) on sale of assets	(5,160)	—	—
Total operating expenses	$435,512	$468,916	(7.1)

% of Gross profit:
Marketing	32.5%	24.5%
Selling, general and administrative	66.5%	77.8%
(1)The years ended December 31, 2024 and 2023 include $26.6 million and $14.3 million of stock-based compensation expense and $17.0 million and $26.2 million of depreciation and amortization expense.
Comparison of the Years ended December 31, 2024 and 2023:
Marketing expense and marketing expense as a percentage of gross profit increased for the year ended December 31, 2024 compared with the prior year period, due to an increased investment in our North America performance marketing campaigns.

SG&A and SG&A as a percentage of gross profit decreased for the year ended December 31, 2024 compared with the prior year period, primarily due to a decrease in cloud computing costs and a reduction in headcount as a result of our 2022 Restructuring Plan.
Restructuring and related charges decreased for the year ended December 31, 2024 compared with the prior year period, primarily due to a decrease in severance and benefit costs related to our 2022 Restructuring Plan, partially offset by an increase in charges related to the Italy Restructuring Plan. See Item 8, Note 13, Restructuring and Related Charges, for additional information.
Gain on sale of assets increased for the year ended December 31, 2024 compared with the prior year period, primarily due to a gain from the sale of certain intangible assets. See Item 8, Note 4, Goodwill and Other Intangible Assets, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses from changes in fair value of investments and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Other income (expense), net	$(39,185)	$(25,174)
Comparison of the Years Ended December 31, 2024 and 2023:
The change in Other income (expense), net for the year ended December 31, 2024 compared with the prior year period is primarily related to a $40.3 million change in foreign currency gains and losses. This was partially offset by a remeasurement of our investment in SumUp of $25.8 million in the year ended December 31, 2023, with no comparable activity in the current year period. See Item 8, Note 5, Investments, for additional information.

Consolidated Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2024 and 2023:
Provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 was as follows (dollars in thousands):

	Year Ended December 31,		% Change
	2024	2023	2024 vs 2023
Provision (benefit) for income taxes	$26,123	$9,508	174.7%
Effective tax rate	(86.0)%	(21.9)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2024 and 2023.
The primary factors impacting the effective tax rate for the years ended December 31, 2024 and 2023 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the years ended December 31, 2024 and 2023, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Net income (loss) excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board to evaluate operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board. However, Adjusted EBITDA is not intended to be a substitute for Net income (loss).
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the years ended December 31, 2024 and 2023, special charges and credits included charges related to our Italy, 2022 and 2020 Restructuring Plans, gain on sale of assets and foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results. For the foreign VAT assessments, we also considered the fact that we ceased operations in Portugal in 2016 and it is not part of our ongoing business. We have not engaged in any revenue-generating or payroll-related activity in Portugal since ceasing those operations nor do we intend to engage in these activities in that jurisdiction in the future.

The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
Net income (loss)	$(56,514)	$(52,934)
Adjustments:
Stock-based compensation (1)	26,734	14,481
Depreciation and amortization	30,900	51,218
Restructuring and related charges (2)	1,066	8,006
(Gain) on sale of assets	(5,160)	—
Foreign VAT assessments (3)	6,974	—
Other (income) expense, net (4)	39,185	25,174
Provision (benefit) for income taxes	26,123	9,508
Total adjustments	125,822	108,387
Adjusted EBITDA	$69,308	$55,453
(1)Stock-based compensation excludes expense related to the 2024 Executive PSUs that are required to be settled in cash. Refer to Item 8, Note 11, Compensation Arrangements, for additional information.
(2)Includes a settlement of $4.25 million related to our sublease to Uptake for the year ended December 31, 2023. Refer to Item 8, Note 9, Commitments and Contingencies and Item 8, Note 13, Restructuring and Related Charges, for additional information.
(3)The Foreign VAT assessments adjustment excludes related interest expense of $1.8 million for the year ended December 31, 2024 as the interest expense is included within Other (income) expense, net. Refer to Item 8, Note 9, Commitments and Contingencies for additional information.
(4)Includes $1.6 million related to a loss on extinguishment of exchanged debt in connection with the Exchange and Subscription Agreements for the year ended December 31, 2024. Refer to Item 8, Note 7, Financing Arrangements. Includes a $25.8 million remeasurement of our investment in SumUp during the year ended December 31, 2023. Refer to Item 8, Note 5, Investments, for additional information.

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

The following table represents the effect on our Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024			Year Ended December 31, 2023
	At Avg. 2023 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2022 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,554,825	$3,378	$1,558,203	$1,637,091	$7,967	$1,645,058
Revenue	491,600	957	492,557	512,576	2,334	514,910
Cost of revenue	48,201	50	48,251	64,014	232	64,246
Gross profit	443,399	907	444,306	448,562	2,102	450,664
Marketing	144,144	63	144,207	109,600	905	110,505
Selling, general and administrative	294,628	771	295,399	347,683	2,722	350,405
Restructuring charges	959	107	1,066	8,183	(177)	8,006
(Gain) on sale of assets	(5,160)	—	(5,160)	—	—	—
Income (loss) from operations	$8,828	$(34)	$8,794	$(16,904)	$(1,348)	$(18,252)
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $228.8 million as of December 31, 2024. The Company's cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the Rights Offering, termination of our Credit Agreement in February 2024, and the Exchange and Subscription Agreements in November 2024, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months.
We are subject to claims for tax assessments by foreign jurisdictions, including a proposed Assessment for $122.3 million (€117.5 million), inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries formerly with operations relating specifically to the local voucher business in Italy. In December 2024, Groupon S.r.l. received an unfavorable ruling at the second-level Tax Court. The Company continues to believe that the Assessment is without merit and Groupon S.r.l. intends to pursue a prompt appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international mutual agreement procedure that involves the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments over seventy-two months. A third provisional amount (equal to the remaining third of the Assessment) would come due in October 2025. However, contemporaneous with its appeal to the Italian Supreme Court, Groupon S.r.l. intends to seek a full stay of the provisional payment obligations. Groupon S.r.l. expects a hearing on the possible stay of provisional payments to take place in the first half of 2025. If Groupon S.r.l. does not succeed in staying the provisional payment obligation, Groupon S.r.l. will consider its options, including making monthly installment payments up to the amount of its assets, or undertaking further restructuring actions. The payments due in 2025 under the terms of the installment plans total $13.7 million (€13.2 million). Such amounts are recorded as Other non-current assets within the Consolidated Balance Sheets when cash is remitted.
The Company continues to expect that the Assessment will not result in financial exposure that exceeds the amounts disclosed in its Form 8-K, filed on April 15, 2024. We do not expect any related developments to impact the ability of the Company to meet its obligations outside of Groupon S.r.l. See Item 1, Note 14, Income Taxes, for additional information.

Our net cash flows from operating, investing and financing activities for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$55,894	$(77,985)
Investing activities	(6,812)	(1,397)
Financing activities	$47,790	$(35,690)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities, less purchases of property and equipment and capitalized software. Our free cash flow for the years ended December 31, 2024 and 2023 and reconciliations to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities, for those periods are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$55,894	$(77,985)
Purchases of property and equipment and capitalized software	(15,333)	(19,285)
Free cash flow	$40,561	$(97,270)

Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally biweekly, throughout the term of the merchant's offering.
Our cash balances fluctuate significantly throughout the year based on many variables, including changes in gross billings and the timing of payments to merchants and suppliers.
Net cash provided by (used in) operating activities
For the year ended December 31, 2024, our net cash provided by operating activities was $55.9 million as compared with net cash used in operating activities of $78.0 million in the prior period. The improved cash flow from operating activities is primarily due to a reduction in headcount as a result of the impacts of our 2022 Restructuring Plan.
Net cash provided by (used in) investing activities
For the year ended December 31, 2024, our net cash used in investing activities was $6.8 million as compared with net cash used in investing activities of $1.4 million in the prior period. The change is primarily driven by proceeds from the sale of SumUp of $18.9 million in the prior year period, with no comparable activity in the current year period, partially offset by $9.1 million of net proceeds from the sale intangible assets and fewer purchases of property and equipment and capitalized software during the year.
Net cash provided by (used in) financing activities
For the year ended December 31, 2024, our net cash provided by financing activities was $47.8 million as compared with net cash used in financing activities of $35.7 million in the prior period. The improved cash flow from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering and $20.0 million of proceeds received in the Exchange and Subscription Agreements, partially offset by an increase of $10.6 million in payments of borrowings under our revolving credit facility.
Matters related to the Rights Offering and Credit Agreement
In March 2023, we entered into the Fourth Amendment to the Credit Agreement, which reduced borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million. In connection with the Fourth Amendment, we repaid $27.3 million of outstanding borrowings. Prior to entering into the Fourth Amendment, our access to the full capacity of our Credit Agreement was partially restricted and our liquidity impacted accordingly. Additionally, we have contracts in place with multiple payment processors, which give our payment processors in certain instances discretion to impose receivable holdbacks or reserve requirements based on changes to our business model or material changes in our financial condition. Any material increase in receivable holdbacks or reserve requirements could have a material impact on our cash flow and available liquidity.
On November 7, 2023, the Board approved the Rights Offering to our stockholders of record of our Common Stock, as of the close of business on November 20, 2023. To be able to execute the Rights Offering, the Credit Agreement was amended.
On January 22, 2024, we announced the closing of our $80.0 million fully backstopped Rights Offering for shares of our Common Stock. Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company.

On February 12, 2024, we prepaid the Payoff Amount to terminate all commitments to extend further credit under the Credit Agreement using our $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement.
See Item 8, Note 7, Financing Arrangements, for additional information regarding the Credit Agreement and Item 8, Note 10, Stockholders' Equity (Deficit), for additional information regarding the Rights Offering.
Matters related to the 2026 Notes and 2027 Notes
In 2021, the Company issued the 2026 Notes in the principal amount of $230.0 million, which mature on March 15, 2026.
On November 19, 2024, we issued $197.3 million aggregate principal amount of 2027 Notes. From the issuance, we (i) exchanged $176.3 million aggregate principal amount of the 2026 Notes and (ii) issued and sold to certain Offering Participants $21.0 million additional principal amount of the 2027 Notes for gross cash proceeds of $20.0 million. We used the $20.0 million of the cash proceeds to offset the cash outflows associated with the debt issuance costs as well as general corporate purposes.
The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually commencing March 15, 2025 and will mature March 15, 2027, subject to earlier repurchase or conversion. We may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that we fail to pledge certain assets as part of the collateral for the 2027 Notes, unless such assets are sold, by November 20, 2025.
See Item 8, Note 7, Financing Arrangements, for additional information regarding the 2026 and 2027 Notes.
Other Liquidity and Capital Resource matters
As of December 31, 2024, we had $85.7 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. As of December 31, 2024, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
For additional information on our commitments for other financing arrangements, future lease payments and purchase obligations, see Item 8, Note 7, Financing Arrangements, Note 8, Leases and Note 9, Commitments and Contingencies, for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2024.
Critical Accounting Estimates
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Item 8, Note 2, Summary of Significant Accounting Policies, in the notes to the Consolidated Financial Statements.
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
We believe that the estimates and assumptions related to revenue recognition, impairment assessments and income taxes have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting estimates.
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
See Item 8, Note 2, Summary of Significant Accounting Policies for information about our accounting policies relating to impairment of goodwill, long-lived assets, right-of-use assets and investments.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. For the year ended December 31, 2024, we derived approximately 23.6% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2024 and 2023.
As of December 31, 2024, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $8.3 million. The potential increase in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.8 million. This compares with a $21.7 million working capital deficit subject to foreign currency exposure as of December 31, 2023, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.2 million.
Interest Rate Risk
Our cash balance as of December 31, 2024 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes and 2027 Notes have an aggregate principal amount of $53.7 million and $197.3 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes and 2027 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 8, Note 7, Financing Arrangements, for additional information.
Inflation Risk
Our business is affected by changes to our merchants' and customers' discretionary spend. We expect such discretionary spend limitations to continue, and if we do not see increased overall demand for discounted goods and services to help offset these limitations on individual merchants and customers, our business, financial condition and results of operations could be adversely impacted. Additionally, periods of increased inflation could negatively impact our business by driving up our operating costs. Our costs are subject to inflationary pressures, and if those pressures become significant, we may not be able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
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
Income Taxes—Foreign Tax Position—Refer to Notes 2, 9, and 14 to the financial statements

Critical Audit Matter Description

The Company received a proposed income tax assessment from the Italian tax authority in the amount of $122.3 million, inclusive of estimated incremental interest from the original assessment. In December 2023, the subsidiary subject to the proposed assessment received an unfavorable ruling at the lowest court level. In October 2024, the subsidiary subject to the proposed assessment received an unfavorable ruling at the second-tier court. They intend to pursue a prompt appeal to the Italian Supreme Court. The Company believes the assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit and has been vigorously defending the subsidiary in that matter.
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
•We assessed the basis of the Company’s analysis and measurement by:
◦Obtaining, reading, and evaluating the outside legal opinion received by the Company supporting its position
◦Examining communication between tax authorities and the Company or their tax legal advisors
◦Obtaining, reading, and evaluating management’s written analysis supporting the accounting position

◦Making direct inquiries of the outside legal counsel representing the Company in this proposed assessment by the foreign tax authority
◦Evaluating any developments in the matter during the current fiscal year through inquiry of Company personnel and their outside legal counsel.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 11, 2025

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$228,843	$141,563
Accounts receivable, net	34,153	50,373
Prepaid expenses and other current assets	52,365	63,647
Total current assets	315,361	255,583
Property, equipment and software, net	17,827	30,530
Right-of-use assets - operating leases, net	6,041	2,197
Goodwill	178,685	178,685
Intangible assets, net	4,738	11,404
Investments	74,823	74,823
Deferred income taxes	6,071	11,639
Other non-current assets	9,144	6,095
Total assets	$612,690	$570,956
Liabilities and equity (deficit)
Current liabilities:
Short-term borrowings	$—	$42,776
Accounts payable	11,311	15,016
Accrued merchant and supplier payables	196,350	209,423
Accrued expenses and other current liabilities	97,765	101,939
Total current liabilities	305,426	369,154
Convertible senior notes, net	246,013	226,470
Operating lease obligations	3,604	2,382
Other non-current liabilities	16,596	13,262
Total liabilities	571,639	611,268
Commitments and contingencies (see Note 9)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 50,090,026 shares issued and 39,795,909 shares outstanding at December 31, 2024; 42,147,266 shares issued and 31,853,149 shares outstanding at December 31, 2023	5	4
Additional paid-in capital	2,441,656	2,337,565
Treasury stock, at cost, 10,294,117 shares at December 31, 2024 and December 31, 2023	(922,666)	(922,666)
Accumulated deficit	(1,508,914)	(1,449,887)
Accumulated other comprehensive income (loss)	30,734	(5,647)
Total Groupon, Inc. stockholders' equity (deficit)	40,815	(40,631)
Noncontrolling interests	236	319
Total equity (deficit)	41,051	(40,312)
Total liabilities and equity (deficit)	$612,690	$570,956
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$492,557	$514,910	$599,085
Cost of revenue	48,251	64,246	76,261
Gross profit	444,306	450,664	522,824
Operating expenses:
Marketing	144,207	110,505	149,231
Selling, general and administrative	295,399	350,405	481,375
Goodwill impairment	—	—	35,424
Long-lived asset impairment	—	—	12,259
Restructuring and related charges	1,066	8,006	12,350
(Gain) on sale of assets	(5,160)	—	—
Total operating expenses	435,512	468,916	690,639
Income (loss) from operations	8,794	(18,252)	(167,815)
Other income (expense), net	(39,185)	(25,174)	(24,155)
Income (loss) before provision (benefit) for income taxes	(30,391)	(43,426)	(191,970)
Provision (benefit) for income taxes	26,123	9,508	42,410
Net income (loss)	(56,514)	(52,934)	(234,380)
Net (income) loss attributable to noncontrolling interests	(2,513)	(2,476)	(3,229)
Net income (loss) attributable to Groupon, Inc.	$(59,027)	$(55,410)	$(237,609)

Basic and diluted net income (loss) per share:	$(1.51)	$(1.77)	$(7.88)

Basic and diluted weighted average number of shares outstanding:	39,170,368	31,243,179	30,166,100
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(56,514)	$(52,934)	$(234,380)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on foreign currency translation adjustments	36,381	(8,589)	7,755
Other comprehensive income (loss)	36,381	(8,589)	7,755

Comprehensive income (loss)	(20,133)	(61,523)	(226,625)
Comprehensive income attributable to noncontrolling interests	(2,513)	(2,476)	(3,229)
Comprehensive income (loss) attributable to Groupon, Inc.	$(22,646)	$(63,999)	$(229,854)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	40,007,255	$4	$2,294,215	(10,294,117)	$(922,666)	$(1,156,868)	$(4,813)	$209,872	$424	$210,296
Comprehensive income (loss)	—	—	—	—	—	(237,609)	7,755	(229,854)	3,229	(226,625)
Vesting of RSUs and PSUs	1,101,375	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	83,551	—	1,105	—	—	—	—	1,105	—	1,105
Tax withholdings related to net share settlements of stock-based compensation awards	(405,185)	—	(6,043)	—	—	—	—	(6,043)	—	(6,043)
Stock-based compensation on equity-classified awards	—	—	33,395	—	—	—	—	33,395	—	33,395
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(3,270)	(3,270)
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(55,410)	(8,589)	(63,999)	2,476	(61,523)
Exercise of stock options	437,500		2,625					2,625		2,625
Vesting of RSUs and PSUs	1,385,284	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	45,879	—	307	—	—	—	—	307	—	307
Tax withholdings related to net share settlements of stock-based compensation awards	(508,393)	—	(3,321)	—	—	—	—	(3,321)	—	(3,321)
Stock-based compensation on equity-classified awards	—	—	15,282	—	—	—	—	15,282	—	15,282
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,540)	(2,540)
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(59,027)	36,381	(22,646)	2,513	(20,133)
Rights Offering, net of issuance costs	7,079,646	1	79,618	—	—	—	—	79,619	—	79,619
Vesting of RSUs and PSUs	1,029,421	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	11,612	—	92	—	—	—	—	92	—	92
Tax withholdings related to net share settlements of stock-based compensation awards	(177,919)	—	(2,501)	—	—	—	—	(2,501)	—	(2,501)
Stock-based compensation on equity-classified awards	—	—	26,882	—	—	—	—	26,882	—	26,882
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,596)	(2,596)
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income (loss)	$(56,514)	$(52,934)	$(234,380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	27,889	43,401	54,170
Amortization of acquired intangible assets	3,011	7,817	8,493
Impairment of goodwill	—	—	35,424
Impairment of long-lived assets	—	—	12,259
Restructuring-related impairment	—	—	2,949
Stock-based compensation	26,734	14,481	30,006
Changes in fair value of investments	—	25,751	—
Deferred income taxes	4,496	1,735	49,099
(Gain) loss on early lease termination	(596)	(729)	(4,471)
Loss on extinguishment of debt	1,631	—	—
Foreign currency (gains) losses, net	30,036	(5,105)	10,934
Foreign VAT assessments	8,692	—	—
(Gain) on sale of assets	(5,160)	—	—
Change in assets and liabilities:
Accounts receivable	15,276	(4,482)	(10,088)
Prepaid expenses and other current assets	18,598	21,364	9,812
Right-of-use assets - operating leases	2,525	9,747	16,986
Accounts payable	(3,637)	(44,594)	37,540
Accrued merchant and supplier payables	(9,694)	(18,286)	(39,428)
Accrued expenses and other current liabilities	(7,047)	(37,851)	(71,804)
Operating lease obligations	(6,144)	(27,149)	(30,295)
Payments for early lease terminations	(2,155)	(9,724)	—
Other, net	7,953	(1,427)	(13,193)
Net cash provided by (used in) operating activities	55,894	(77,985)	(135,987)
Investing activities
Purchases of property and equipment and capitalized software	(15,333)	(19,285)	(36,168)
Proceeds from sale or divestment of investment	—	18,924	—
Proceeds from sale of assets, net	9,116	1,489	—
Acquisitions of intangible assets and other investing activities	(595)	(2,525)	(2,677)
Net cash provided by (used in) investing activities	(6,812)	(1,397)	(38,845)
Financing activities
Proceeds from borrowings under revolving credit agreement	—	—	40,000
Payments of borrowings under revolving credit agreement	(42,776)	(32,224)	(65,000)
Proceeds from issuance of 2027 Notes	19,950	—	—
Issuance costs for 2027 Notes	(3,703)	—	—
Proceeds from Rights Offering, net of issuance costs	79,619	—	—
Taxes paid related to net share settlements of stock-based compensation awards	(2,332)	(3,299)	(6,065)
Other financing activities	(2,968)	(167)	(3,342)
Net cash provided by (used in) financing activities	47,790	(35,690)	(34,407)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,941)	1,014	(8,548)
Net increase (decrease) in cash, cash equivalents and restricted cash	94,931	(114,058)	(217,787)
Cash, cash equivalents and restricted cash, beginning of period (1)	167,638	281,696	499,483
Cash, cash equivalents and restricted cash, end of period (1)	$262,569	$167,638	$281,696
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash activity:
Cash paid for interest	$3,366	$6,624	$5,940
Income tax payments	15,511	7,904	5,184
Cash paid for amounts included in the measurement of operating lease liabilities	5,508	26,686	31,508
Non-cash investing activity:
Right-of-use assets obtained in exchange for operating lease liabilities	6,456	973	2,635
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	356	(1,770)	3,325
Non-cash financing activity:
Exchanged 2026 Notes	(176,260)	—	—
Issuance of the 2027 Notes in exchange for 2026 Notes	$176,260	$—	$—
(1)The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the Consolidated Balance Sheets as of December 31, 2024, 2023 and 2022 (in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$228,843	$141,563	$281,279
Restricted cash included in prepaid expenses and other current assets	33,726	26,075	417
Cash, cash equivalents and restricted cash	$262,569	$167,638	$281,696
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
Our operations are organized into two segments: North America and International. See Note 18, Segment and Geographical Information, for more information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Groupon, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements were prepared in accordance with GAAP and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and variable interest entities for which we have determined that we are the primary beneficiary. Outside stockholders' interests in subsidiaries are shown on the Consolidated Financial Statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value, as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
Adoption of New Accounting Standards
We adopted the guidance in ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures as of December 31, 2024. This ASU expands the annual and interim disclosure requirements for reportable segments, primarily through additional disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in the segment measure of profit or loss. It also requires an explanation of how the chief operating decision maker uses the segment measure of profit or loss to assess segment performance and allocate resources. The adoption of ASU 2023-07 resulted in additional disclosures in the notes to our consolidated financial statements that we applied retrospectively to all prior periods presented.
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
Cloud Computing Costs
We have entered into non-cancelable cloud computing hosting arrangements for which we incur implementation costs. Costs incurred in the planning and evaluation stage of the cloud computing hosting arrangement are expensed as incurred. Costs incurred during the application development stage related to implementation of the hosting arrangement are capitalized and included within Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets. Amortization of implementation costs is recorded on a straight-line basis over the expected term of the associated hosting arrangement for each module or component of the related hosting arrangement when it is ready for its intended use. Amortization costs are recorded in Selling, general and administrative expense on the Consolidated Statements of Operations.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Loss Contingencies
We establish an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses. If the amount of loss is a range, we accrue for the best estimate within that range. If no amount within the range is a better estimate, we accrue for the minimum amount within that range.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Stock-Based Compensation
We measure stock-based compensation cost at fair value. Expense is generally recognized on a straight-line basis over the service period during which awards are expected to vest, except for awards with both performance conditions and a graded vesting schedule, which are recognized using the accelerated method. We present stock-based compensation expense primarily within Selling, general, and administrative expense in the Consolidated Statements of Operations.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is assessing the effect this guidance may have on our disclosures.
In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is assessing the effect this guidance may have on our disclosures.
Additionally in November 2024, the FASB issued ASU 2024-04 Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods and early adoption is permitted. The Company is assessing the effect this guidance may have on our disclosures. The Company has not had any induced conversions of debt.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Furniture and fixtures and other	$394	$571
Leasehold improvements (1)	1,001	19,167
Computer hardware and purchased software	4,367	5,741
Internally-developed software (2)	267,777	295,860
Total property, equipment and software, gross	273,539	321,339
Less: accumulated depreciation and amortization	(255,712)	(290,809)
Property, equipment and software, net	$17,827	$30,530
(1)The decrease in Leasehold improvements in primarily related to the expiration of our 600 West Chicago lease.
(2)The net carrying amount of Internally-developed software was $17.1 million and $28.4 million as of December 31, 2024 and 2023.
We performed an assessment during the years ended December 31, 2024 and 2023 and did not identify a triggering event that would have required us to test for impairment for such periods.
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
In order to evaluate long-lived assets for impairment in 2022, we compared the fair value our asset groups to their carrying value. In determining the fair values of our asset groups, we used the discounted cash flow method under the income approach that uses Level 3 inputs. The significant estimates used in the discounted cash flow models are the risk-adjusted discount rates; forecasted revenue, cost of revenue and operating expenses; forecasted capital expenditures and working capital needs; weighted-average cost of capital; rates of long-term growth; and income tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes impairment charges for property, equipment and software by segment that are presented within Long-lived asset impairment on the Consolidated Statements of Operations for the year ended December 31, 2022 (in thousands). We did not recognize any impairment of our long-lived assets during the years ended December 31, 2024, and 2023:

	Year Ended December 31, 2022
	North America	International	Total
Property, equipment and software impairment:
Leasehold improvements	$—	$1,747	$1,747
Computer hardware	—	1,498	1,498
Internally-developed software	753	—	753
Other property, equipment and software, net (1)	—	491	491
Total property, equipment and software impairment	$753	$3,736	$4,489
(1) Excludes impairment of right-of-use assets - operating leases. See Note 8, Leases, for additional information.

Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$13,760	$25,024	$32,554
Selling, general and administrative	14,129	18,377	21,616
Total	$27,889	$43,401	$54,170
The above amounts include amortization of internally-developed software of $26.3 million, $38.1 million and $44.2 million for the years ended December 31, 2024, 2023 and 2022.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As of December 31, 2024 and 2023, the balance of our goodwill was $178.7 million. There was no goodwill activity during the years ended December 31, 2024 and 2023. All goodwill is within our North America segment.
We performed an assessment in each quarter of 2024 and 2023 and did not identify a triggering event that required us to test for impairment for such periods. Additionally, we performed our annual goodwill impairment assessment as of October 1, 2024, 2023, and 2022 which did not identify any goodwill impairment.
During the first quarter of 2022, we determined the impact to our business from a new variant of COVID-19 required us to evaluate our goodwill for impairment. Our interim quantitative assessment for the first quarter of 2022 did not identify any goodwill impairment.
During the second quarter of 2022, we determined a downward revision of our forecast required us to evaluate our goodwill for impairment. As a result of our interim quantitative assessment, we recognized goodwill impairment within our International reporting unit, representing a full impairment of goodwill for $35.4 million.
In order to evaluate goodwill for impairment, we compared the fair value of our two reporting units, North America and International, to their carrying values. In determining the fair values of our reporting units, we used the discounted cash flow method under the income approach that uses Level 3 inputs.
Other Intangible Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024 and resulted in a pre-tax

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
gain of $5.0 million. The pre-tax gain is presented within Gain on sale of assets on the Consolidated Statements of Operations for the year ended December 31, 2024. The cash activity is presented within Proceeds from sale of assets, net in the investing section on the Consolidated Statements of Cash Flows and includes cash consideration received of $10.0 million, less $1.0 million in fees. The assets were within our North America segment.
The following table summarizes intangible assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18,576	18,576	—	18,842	17,944	898
Trade names	9,425	9,027	398	9,459	8,753	706
Patents (1)	1,250	1,008	242	13,235	7,237	5,998
Other intangible assets	10,483	6,385	4,098	9,318	5,516	3,802
Total	$39,734	$34,996	$4,738	$50,854	$39,450	$11,404
(1) The change in the net carrying value is primarily due to the sale of certain intangible assets.

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $3.0 million, $7.8 million and $8.5 million for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2025	$1,504
2026	1,228
2027	1,069
2028	853
2029	84
Thereafter	—
Total	$4,738
5. INVESTMENTS
The following table summarizes our percentage ownership in our investments for the periods noted below:

	December 31, 2024 and 2023
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes in orderly transactions and impairments. As of December 31, 2024, SumUp is the only equity investment with a positive carrying value.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes other equity investment activity for the year ended December 31, 2023 (in thousands). There was no activity for the year ended December 31, 2024 and 2022.

Balance as of December 31, 2022	$119,541
Gain (loss) from changes in fair value and foreign currency depreciation	(25,794)
Dispositions	(18,924)
Balance as of December 31, 2023	$74,823
We hold a 1.79% non-controlling equity interest in SumUp, a privately-held mobile payments company. During the third quarter of 2023, we recorded a remeasurement of our investment in SumUp, resulting in a decline of $25.8 million based on a preliminary Share Purchase Agreement. This remeasurement represents non-cash investing activity. The loss was driven by a share price reduction on a Euro basis as well as foreign currency depreciation of U.S. dollars versus Euros. The loss on the remeasurement is classified within Other income (expense), net on the Consolidated Statements of Operations for the year ended December 31, 2023. During the fourth quarter of 2023, we entered into the Purchase Agreement agreeing to sell approximately 9.4% of our shares in SumUp and received cash of $8.8 million in connection with the sale. As a result of the transaction, our non-controlling equity interest in SumUp decreased from 2.29% to 2.08%.
Additionally, during the fourth quarter of 2023, the Company entered into a separate Share Purchase Agreement pursuant to which it agreed to sell shares representing approximately 11.7% of its 2.08% interest in SumUp at approximately the same price as agreed to in connection with the first transaction noted above and received cash of $10.2 million in relation to the sale. As a result of the second transaction, our non-controlling equity interest in SumUp decreased from 2.08% to 1.79%.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0.0 million as of December 31, 2024 and 2023 and no financial statement activity was recorded for the years ended December 31, 2024, 2023 and 2022.
Fair Value Option Investments
In connection with the dispositions of controlling stakes in Ticket Monster and Groupon India in prior periods, we obtained minority investments in Monster LP and in Nearbuy. We made an irrevocable election to account for both of those investments at fair value with changes in fair value reported in earnings. We elected to apply fair value accounting to those investments because we believe that fair value is the most relevant measurement attribute for those investments, as well as to reduce operational and accounting complexity. Our election to apply fair value accounting to those investments has and may continue to cause fluctuations in our earnings from period to period.
The fair value of both of these investments was $0.0 million as of December 31, 2024 and 2023 and no financial statement activity was recorded for the years ended December 31, 2024, 2023 and 2022.
6. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$11,319	$9,799
Income taxes receivable	2,686	5,349
Deferred cloud implementation costs, net (1)	371	14,627
Restricted cash (2)	33,726	26,075
Other	4,263	7,797
Total prepaid expenses and other current assets	$52,365	$63,647

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The decrease in Deferred cloud implementation costs, net relates to amortization.
(2)	Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 7,Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred contract acquisition costs	$3,211	$2,940
Security deposits	2,983	2,150
Other	2,950	1,005
Total other non-current assets	$9,144	$6,095
The following table summarizes Accrued expenses and other current liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Customer credits	$22,349	$26,595
Accrued marketing	15,118	8,771
Compensation and benefits	11,436	10,717
Foreign VAT assessments (1)	8,355	—
Accrued consulting and professional fees	4,429	4,295
Refunds reserve	4,328	4,445
Deferred revenue	4,130	2,736
Current portion of lease obligations	3,317	7,121
Income taxes payable	2,691	1,072
Other	21,612	36,187
Total accrued expenses and other current liabilities	$97,765	$101,939
(1) See Note 9, Commitments and Contingencies, for additional information
The following table summarizes Other non-current liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Contingent income tax liabilities	$13,358	$9,373
Deferred income taxes	1,918	2,525
Other	1,320	1,364
Total other non-current liabilities	$16,596	$13,262

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes Other income (expense), net for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest income	$5,149	$10,264	$9,533
Interest expense	(8,531)	(15,718)	(14,380)
Loss from changes in fair value of investment (1)	—	(25,847)	—
Loss on extinguishment of debt (2)	(1,631)	—	—
Foreign currency gains (losses), net and other (3)	(34,172)	6,127	(19,308)
Other income (expense), net	$(39,185)	$(25,174)	$(24,155)
(1)Loss from changes in fair value of investment for the December 31, 2023 is due to a remeasurement of our investment in SumUp. See Note 5, Investments, for additional information.
(2)Loss on extinguishment of debt for the year ended December 31, 2024 refers to the 2026 Notes and 2027 Notes exchange transaction. See Note 7, Financing Arrangements, for additional information.

(3)Foreign currency gains (losses), net and other for the year ended December 31, 2024 is primarily due to unfavorable foreign currency fluctuations on intercompany balances with our subsidiaries.

7. FINANCING ARRANGEMENTS
As of December 31, 2024, the Company has the following material financing arrangements outstanding: the 2027 Notes, the 2026 Notes, capped call transactions and letters of credit pursuant to the Cash Collateral Agreement.
On November 19, 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes (i) in exchange for $176.3 million aggregate principal amount of the 2026 Notes held by the Operating Participants (ii) issued and sold to certain Offering Participants for $21.0 million aggregate principal amount of the 2027 Notes for gross cash proceeds of $19.9 million, representing an issue price of 95%.
We assessed whether the exchange of the $176.3 million of the 2026 Notes resulted in an insubstantial modification or an extinguishment of the existing debt for each loan in the syndication by grouping the lenders that participated in both the 2026 Notes and the 2027 Notes. The exchanged amount of the 2026 Notes is a non-cash financing activity. The Company determined that $176.3 million of the 2026 Notes was extinguished and new debt pertaining to the 2027 Notes was obtained, resulting in a loss on extinguishment of $1.6 million. In addition, the 2027 Notes raised additional cash proceeds which resulted in a cash inflow from financing activities of $19.9 million in the Consolidated Statements of Cash Flows. We used the $19.9 million of net cash proceeds to offset the cash outflows associated with the debt issuance costs as well as for general corporate purposes.
6.25% Convertible Senior Secured Notes due 2027

On November 19, 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes to the Offering Participants in a private offering. The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, commencing March 15, 2025. The 2027 Notes will mature on March 15, 2027, subject to earlier repurchase or conversion.
The initial conversion rate of the 2027 Notes is 33.333 shares of Common Stock, par value $0.0001 per share per $1,000 principal amount of 2027 Notes, which is the equivalent to an initial conversion price of approximately $30 per share, subject to customary adjustments. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change. Based on the closing price of the Common Stock of $12.15 as of December 31, 2024, the if-converted value of the 2027 Notes was less than the principal amount.
The 2027 Notes are not redeemable by the Company.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain conditions apply to the conversion by holders of the 2027 Notes. If the Company undergoes a fundamental change, holders of the 2027 Notes have the right to require the Company to repurchase for cash all or any portion of their 2027 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any.

The 2027 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2027 Notes may convert the 2027 Notes at their option at any time on or after December 15, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to December 15, 2026, the holders may elect to convert on an effective date of such event.

Pursuant to the 2027 Notes Indenture, the Company is entitled to not effect any conversion that will result in any holder thereof, together with any Attribution Parties, beneficially owning more than 9.9% of the Company’s Common Stock (the “Exchange Cap”), after giving effect to such conversion. The Company’s obligation to deliver any shares of Common Stock that will result in any holder thereof to exceed the Exchange Cap (the “Excess Shares”) is not extinguished and is suspended until such holder advises the Company in writing that it may receive the Excess Shares without exceeding the Exchange Cap.

The 2027 Notes are fully and unconditionally guaranteed by certain material wholly owned domestic subsidiaries of the Company (the “Guarantors”), subject to the terms of the 2027 Notes Indenture. The 2027 Notes and related guarantees will be secured on a first-priority basis by liens on substantially all of the assets of the Company and the Guarantors, subject to certain exceptions and permitted liens.

The Company may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it fails to pledge certain of its assets as part of the collateral for the 2027 Notes by November 20, 2025, unless such assets are sold.

The 2027 Notes Indenture contains customary terms and conditions as well as various affirmative and negative covenants that, among other things, may restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends, repurchase stock, prepay junior or unsecured indebtedness or make certain investments. In addition, the 2027 Notes Indenture contains limitations on the Company’s and its subsidiaries’ ability to dispose of certain assets, and, in certain circumstances, requires the Company to make an offer to repurchase the 2027 Notes using proceeds from certain asset sales at a price of par plus accrued and unpaid interest, and a premium equal to the lesser of all remaining interest on the 2027 Notes or one year of accrued interest on the 2027 Notes.

The 2027 Notes Indenture includes customary events of default. If an event of default occurs and is continuing, the principal amount of the 2027 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2027 Notes and any accrued and unpaid interest would automatically become immediately due and payable.

We account for the 2027 Notes as a single liability-classified instrument measured at amortized cost. The carrying value of the 2027 Notes was determined by deducting third party transaction costs incurred in connection with the issuance of the 2027 Notes of $3.7 million from the 2027 Notes fair value amount of $196.2 million, which is based on the exchanged amount of $176.3 million plus the cash consideration received of $19.9 million. The transaction costs were recorded as a debt discount in the Consolidated Balance Sheets and are amortized as interest expense and presented in Other income (expense) on the Consolidated Statements of Operations. Together with the cash interest, this results in an effective interest rate of 7.17% over the term of the 2027 Notes. We have presented the 2027 Notes in non-current liabilities in the accompanying Consolidated Balance Sheets.

The carrying amount of the 2027 Notes consisted of the following as of December 31, 2024 (in thousands):

December 31, 2024
Fair value of principal recorded at issuance	$196,210
Less: debt discount	(3,483)
Total	$192,727

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the year ended December 31, 2024, we recognized interest costs on the 2027 Notes as follows (in thousands):

Year ended December 31, 2024
Contractual interest	$1,438
Amortization of debt discount	220
Total	$1,658

We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of December 31, 2024 was $192.0 million and was determined using a lattice model.

1.125% Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of 2026 Notes in a private offering to qualified institutional buyers.
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semiannually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.6800 shares of Common Stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. In addition, upon the occurrence of a make-whole fundamental change, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption.
Upon conversion, we can elect to settle the conversion value in cash, shares of our Common Stock, or any combination of cash and shares of our Common Stock. Subject to certain conditions, holders of the 2026 Notes may convert the 2026 Notes at their option at any time until the close of business on the scheduled trading day immediately preceding the maturity date. In addition, if specified corporate events occur prior to the maturity date, we may be required to increase the conversion rate for holders who elect to convert based on the effective date of such event and the applicable stock price attributable to the event. Based on the closing price of the Common Stock of $12.15 as of December 31, 2024, the if-converted value of the 2026 Notes was less than the principal amount.
Certain conditions apply to the conversion by holders and redemption by us of the 2026 Notes. In addition, upon the occurrence of a fundamental change prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes for cash.
The 2026 Notes are our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2026 Notes; equal in right of payment to any of our unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities of current or future subsidiaries, including trade payables.
The 2026 Notes Indenture includes customary events of default. If an event of default occurs and is continuing, the principal amount of the 2026 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2026 Notes and any accrued and unpaid interest would automatically become immediately due and payable. We account for the 2026 Notes as a single liability-classified instrument measured at amortized cost. The carrying value of the 2026 Notes was determined by deducting transaction costs incurred in connection with the issuance of the 2026 Notes of $7.8 million from the principal amount. Those transaction costs were recorded as a debt discount in the Consolidated Balance Sheets and are amortized to interest expense.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have presented the 2026 Notes in Convertible senior notes, net in the accompanying Consolidated Balance Sheets The carrying amount of the 2026 Notes consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Principal amount	$53,740	$230,000
Less: debt discount	(454)	(3,530)
Net carrying amount of liability component	$53,286	$226,470

During the years ended December 31, 2024 and 2023, we recognized interest costs and a loss on extinguishment on the 2026 Notes as follows (in thousands):

	Year Ended December 31,
	2024	2023
Contractual interest	$2,227	$2,588
Amortization of debt discount	1,434	1,547
Loss on extinguishment of exchanged debt	1,631	—
Total	$5,292	$4,135
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2024 and 2023 was $48.7 million and $141.9 million and was determined using a lattice model.
Capped Call Transactions
In connection with the 2026 Notes, we entered into privately-negotiated capped call transactions with each of Barclays Bank PLC, BNP Paribas and Mizuho Markets Americas LLC. The capped call transactions cover, subject to customary adjustments, the number of shares of Common Stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our Common Stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80, which represents a premium of 100% over the last reported sale price of our Common Stock on The Nasdaq Global Select Market on March 22, 2021, subject to certain adjustments under the terms of the capped call transactions.
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
No changes to the Capped Call Agreement occurred in connection with the Exchange and Subscription agreements pertaining to the issuance of the 2027 Notes.
Revolving Credit Agreement
In May 2019, we entered into the Credit Agreement, as amended from time to time, with a maturity date of

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 14, 2024.
From September 28, 2022 to June 30, 2023, the borrowing bore an (a) interest at a rate per annum equal to (i) SOFR plus 10 basis points or (ii) a customary base rate, with loans denominated in certain currencies bearing interest at rates specific to such currencies, plus an additional margin ranging between 0.50% and 2.50% and (b) commitment fee of 0.40% on the daily amount of the unused commitments.
After June 30, 2023, the borrowings bore an (a) interest at a rate per annum equal to (i) SOFR plus 10 basis points or (ii) a customer base rate, with loans denominated in certain currencies bearing interest at rates specific to such currencies, plus an additional margin ranging between 0.50% and 2.00% and (b) commitment fees ranging from 0.25% to 0.35% on the daily amount of unused commitments. Additionally, in the event the ratio of funded indebtedness to EBITDA exceeded 3.00:1.00, ABR and Canadian prime spreads increased to 1.25%, fixed rate spreads increased to 2.25% and the commitment fee increased to 0.40% on the daily amount of the unused commitments under the Credit Agreement.
In March 2023, we entered into the Fourth Amendment to the Credit Agreement to modify certain financial covenants and provide for additional flexibility in our operations, among other changes, including our requirement to maintain a monthly minimum liquidity balance of at least $50.0 million, inclusive of any undrawn amounts under the revolving credit facility. In addition, the Fourth Amendment reduced our borrowing capacity under our senior secured revolving credit facility from $150.0 million to $75.0 million, with letters of credit up to $75.0 million, so long as that the sum of outstanding borrowings and letters of credit did not exceed the maximum funding commitment of $75.0 million.
In November 2023, the Company entered into the Fifth Amendment to the Credit Agreement for additional flexibility with regards to the fully backstopped Rights Offering. See Note 10, Stockholders' Equity (Deficit), for additional information regarding the Rights Offering. The Fifth Amendment effected certain modifications to the definition of the term “Change in Control” and added the term “Disqualified Equity Interest” to the Credit Agreement, among other changes. In addition, the Fifth Amendment modified the restricted payment covenant to permit the Company to declare and pay dividends with respect to its Equity Interests, other than Disqualified Equity Interests, payable solely in additional shares of its Equity Interests, other than Disqualified Equity Interests.
The Credit Agreement was secured by substantially all of our tangible and intangible assets, including a pledge of 100% of the outstanding capital stock of substantially all of our direct and indirect domestic subsidiaries and 65% of the shares or equity interests of first-tier foreign subsidiaries and each U.S. entity whose assets substantially consist of capital stock and/or intercompany debt of one or more foreign subsidiaries, subject to certain exceptions. Certain of our domestic and foreign subsidiaries were guarantors under the Credit Agreement.
On February 12, 2024, we prepaid $43.1 million to terminate all commitments to extend further credit under the Credit Agreement using our $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, including compliance with certain financial covenants, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our pre-existing Cash Collateral Agreement.
Amounts committed to outstanding borrowings and letters of credit under the Cash Collateral Agreement and Credit Agreement as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31, 2024	December 31, 2023
Letters of credit and other cash collateral (1)	$33,726	$25,200
Borrowings	—	42,776

(1) Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash, which is presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets. See Note 6, Supplemental Consolidated Balance Sheets and Statements of Operations Information, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. LEASES
Our operating leases primarily consist of leases for real estate throughout the world with lease expirations between 2025 and 2028. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership. Our finance leases were related to property and equipment, primarily computer hardware, all of which expired in the year ended December 31, 2022.
In November 2023, we signed a lease for our new headquarters that continues to be located in Chicago, Illinois. We gained access to the facility effective December 2023 and the lease was originally set to expire on December 15, 2025. In October 2024, we amended the lease to extend the term through December 15, 2027.
We previously leased our headquarters located at 600 West Chicago. During the year ended December 31, 2022, we reassessed the term of our 600 West Chicago operating lease as we were reasonably certain to exercise our option to early terminate the lease. As a result, our expected future minimum lease payments related to that lease were modified. Our reassessment included an increase in our Accrued expenses and other current liabilities of $11.6 million, a decrease to our long-term Operating lease obligations of $25.6 million, a decrease to our Right-of-use assets - operating leases, net of $9.5 million in the Consolidated Balance Sheets and a gain of $4.5 million in Restructuring and related charges in the Consolidated Statements of Operations. Refer to Note 13, Restructuring and Related Charges, for additional information on the gain recognized. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago effective on January 31, 2024, which required us to pay a penalty of $9.6 million with our early termination notice.
We subleased a portion of 600 West Chicago to Uptake, Inc. ("Uptake"), a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. As part of our reassessment of 600 West Chicago lease and early termination option noted above, we modified the sublease term to expire on January 30, 2024, as well. Given the uncertainty of collectability of our sublease income with Uptake, we recognized impairment of $1.8 million related to that portion of the right-of-use assets - operating leases for the year ended December 31, 2022, which is presented in Restructuring and related charges on the Consolidated Statements of Operations. In the first quarter of 2023, we initiated a lawsuit against Uptake for breach of the lease agreement and settled that lawsuit in the fourth quarter of 2023. See Note 9, Commitments and Contingencies, for additional information.
The following summarizes right-of-use assets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Right-of-use assets - operating leases	$10,555	$18,099
Less: accumulated depreciation and amortization	(4,514)	(15,902)
Right-of-use assets - operating leases, net	$6,041	$2,197

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes our lease costs and sublease income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Financing lease cost:
Amortization of right-of-use assets	$—	$—	$543
Interest on lease liabilities	—	—	12
Total finance lease cost	—	—	555
Operating lease cost (1)	2,809	10,962	20,880
Variable lease cost (2)	1,379	6,332	7,966
Short-term lease cost	334	58	57
Sublease income, gross (3)	(47)	(6,039)	(3,949)
Total lease cost	$4,475	$11,313	$25,509
(1)Operating lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $2.8 million and $0.0 million for the year ended December 31, 2024, $8.6 million and $2.4 million for the year ended December 31, 2023 and $15.7 million and $5.2 million for the year ended December 31, 2022.
(2)Variable lease costs presented as Selling, general and administrative and Restructuring and related charges in the Consolidated Statements of Operations totaled $1.5 million and $(0.1) million for the year ended December 31, 2024, $3.7 million and $2.6 million for the year ended December 31, 2023 and $5.6 million and $2.4 million for the year ended December 31, 2022.
(3)Sublease income, gross primarily presented as Restructuring and related charges in the Consolidated Statements of Operations for the year ended December 31, 2023 and entirely for the year ended December 31, 2022, Additionally, for the year ended December 31, 2023, sublease income, gross includes the settlement related to Uptake. See Note 9, Commitments and Contingencies, for additional information.
As of December 31, 2024, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2025	$3,622
2026	2,008
2027	1,584
2028	285
2029	—
Thereafter	—
Total minimum lease payments	7,499
Less: Amount representing interest	(578)
Present value of net minimum lease payments	6,921
Less: Current portion of lease obligations	(3,317)
Total long-term lease obligations	$3,604
As of December 31, 2024, we do not have any material non-cancelable operating lease commitments that have not yet commenced.
As of December 31, 2024 and 2023, the weighted-average remaining lease term and weighted-average discount rate for our operating leases were as follows:

	December 31, 2024	December 31, 2023
Weighted-average lease term	2 years	1 year
Weighted-average discount rate	6.4%	5.8%

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2024 and through the date of this report, future payments under these contractual purchase obligations were as follows (in thousands):

2025	$10,441
2026	19,137
2027	2,620
2028	—
2029	—
Thereafter	—
Total contractual purchase obligations	$32,198
Additionally, Groupon S.r.l sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments. Refer to 14, Income Taxes, for additional information.

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
As of December 31, 2024, we had an appeal lodged in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.0 million, inclusive of penalties and interest through December 31, 2024. After negative rulings at lower level courts in November 2023 and May 2024, we lodged a final appeal to the highest-level court. On October 31, 2024, we learned the highest-level court declined to hear our appeal and the related assessment became final and due during the fourth quarter of 2024. The related assessment is expected to be paid in 2025. During the year ended December 31, 2024, we recorded a contingent liability of $4.1 million in our Consolidated Balance Sheets and recognized expenses in our Consolidated Statements of Operations for $3.3 million of taxes and penalties within Selling, general and administrative and $0.8 million of interest expense within Other income (expense), net. We currently have a bank guarantee of $3.6 million in place relating to the assessment that is classified as restricted cash in our Consolidated Balance Sheets as of December 31, 2024.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $4.3 million, inclusive of penalties and interest through December 31, 2024. On October 31, 2024, we learned we received a negative ruling at the lowest level court. We lodged an appeal to the second-level court to assert factual and legal challenges to the assessment. During the year ended December 31, 2024, we recorded a contingent liability of $4.6 million in our Consolidated Balance Sheets and recognized expenses in our Consolidated Statement of Operations for $3.7 million of taxes and penalties within Selling, general and administrative and $0.9 million of interest expense within Other income (expense), net. The Company recorded this liability after concluding that an adverse outcome is now probable, in light of the developments described above. We currently have a bank guarantee of $3.9 million in place relating to the assessment that is classified as restricted cash in our Consolidated Balance Sheets as of December 31, 2024.
A Groupon subsidiary in Italy, Groupon S.r.l., is presently litigating a tax dispute with the Italian tax authorities relating to a $122.3 million Assessment, inclusive of taxes, penalties and interest through December 31, 2024. In December 2024, we received an unfavorable ruling in the second-level appellate court in favor of the Italian tax authorities. The decision was based on legal determinations by the Court that the Company assesses can be appealed to the Italian Supreme Court including the application or misapplication of the applicable statute of limitations. Groupon S.r.l. intends to file a prompt appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international mutual

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
agreement procedure that involves the tax authorities of Ireland and Italy. The international mutual agreement procedure would adjudicate issues that are not currently under review by the Italian courts. The Company continues to believe that the Assessment, which primarily relates to transfer pricing on transactions occurring in 2011, is without merit. The subsidiary continues to vigorously defend itself in this matter and believes it will prevail on the merits of the case. Refer to Note 14, Income Taxes for additional information.
We subleased a portion of 600 West Chicago to Uptake. In the first quarter of 2023, we initiated a lawsuit against Uptake in the Circuit Court of Cook County for breach of the lease agreement. In the fourth quarter of 2023, that lawsuit was settled amicably for $4.25 million. The matter has been concluded and the full settlement was received as of December 31, 2023. The settlement was recorded within Restructuring and related charges in the Consolidated Statements of Operations.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. Our remaining indemnification liabilities were $2.8 million as of December 31, 2024. We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications in excess of amounts accrued as of December 31, 2024 were approximately $11.7 million.
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
10. STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our Common Stock. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, as of December 31, 2024, the Board had the authority to issue up to a total of 100,500,000 shares of Common Stock. Each holder of Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our Common Stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2024, we did not repurchase any shares under the program. As of December 31, 2024, $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the 2026 Notes, 2027 Notes, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
Rights Offering
On November 7, 2023, the Board approved an $80.0 million fully backstopped Rights Offering to our stockholders of record of our Common Stock, as of the close of business on November 20, 2023. To be able to execute the Rights Offering, the Credit Agreement was amended. See Note 7, Financing Arrangements, for additional information.
The Rights Offering was made through the distribution of non-transferable subscription rights to purchase shares of Common Stock at a subscription price of $11.30 per share and otherwise on such terms and subject to

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
such conditions as may be required to comply with any applicable Nasdaq Global Market stock exchange rules and regulations. The subscription period for the Rights Offering expired at the Expiration Date.
The Rights Offering was fully backstopped by the Backstop Party, an entity affiliated with (i) Dusan Senkypl, the Company’s Chief Executive Officer and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party had a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.
On January 22, 2024, Groupon announced the closing of the fully backstopped Rights Offering, in which 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company. As detailed below, the Rights Offering was oversubscribed, and the subscriptions, inclusive of the exercise of all over-subscription privileges well exceeded $80.0 million, the maximum aggregate offering size of the Rights Offering.
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

11. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plan
In August 2011, we established the 2011 Plan under which options, RSUs, PSUs and 2024 Executive PSUs for up to 13,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. In June 2024, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the 2011 Plan to increase the number of authorized shares by 7,000,000. Accordingly, a total of 20,775,000 shares of Common Stock have been authorized for issuance under the 2011 Plan. As of December 31, 2024, 5,843,911 shares of Common Stock were available for future issuance under the 2011 Plan.
The stock-based compensation expense, net of capitalization related to stock awards issued under the 2011 Plan are presented within the following line items of the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$121	$119	$395
Marketing	52	53	1,054
Selling, general and administrative	26,561	14,309	28,557
Total stock-based compensation expense (1)	$26,734	$14,481	$30,006
(1)    Excludes expense related to the 2024 Executive PSUs that are required to be settled in cash.
Employee Stock Purchase Plan
The ESPP authorizes us to grant up to 1,000,000 shares of Common Stock under that plan. For the years ended December 31, 2024, 2023 and 2022, 11,612, 45,879 and 83,551 shares of Common Stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The RSUs generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSUs activity under the 2011 Plan for the year ended December 31, 2024:

	RSUs	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2023	745,840	$10.61
Granted	760,858	10.56
Vested	(607,188)	8.95
Forfeited	(188,164)	12.51
Unvested at December 31, 2024	711,346	$11.18
The weighted-average grant date fair value of RSUs granted in 2023 and 2022 was $5.26 and $16.95. The fair value of RSUs that vested during each of the three years ended December 31, 2024, 2023 and 2022 was $8.1 million, $8.9 million and $15.6 million. As of December 31, 2024, $5.4 million of unrecognized compensation costs related to unvested employee RSUs are expected to be recognized over a remaining weighted-average period of 1.28 years.
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

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2.00
Expected volatility	78.2%
There were no stock options granted or exercised for the year ended December 31, 2024 and 2022. The total intrinsic value of options that were exercised during the year ended December 31, 2023 was $2.0 million.

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023(1)	3,062,500	$6.00	2.25	$20,948
Outstanding at December 31, 2024	3,062,500	6.00	1.25	18,834
Exercisable at December 31, 2024	2,625,000	$6.00	1.25	$16,144
(1)    Consists of 2,187,500 outstanding (unvested) stock options and 875,000 exercisable stock options as of December 31, 2023, as presented within our 2023 Annual Report on Form 10-K
As of December 31, 2024, there was $0.4 million of total unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. That cost is expected to be recognized over a weighted-

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
average period of 0.25 years. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $0.8 million and $0.0 million.
These stock options were granted to our CEO, who is based in the Czech Republic. Taxes on stock options in the Czech Republic are payable upon the sale of the underlying shares. The Company's tax liability is determined by multiplying the applicable tax rate by the difference between the value of the shares underlying the options on the date of exercise and the aggregate exercise price of the options. These taxes will be recognized in the Consolidated Statement of Operations upon any subsequent sale of the shares acquired upon exercise of the options.
Performance Share Units
Both our PSUs and the 2024 Executive PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance and market conditions have been achieved.
PSUs

We have granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2023, 422,368 shares became issuable upon vesting of PSUs following the Compensation Committee's certification in April 2024.
The table below summarizes PSU activity for the year ended December 31, 2024:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	506,324	$6.34
Granted	16,417	16.68
Vested	(422,368)	6.35
Forfeited	(83,956)	6.31
Unvested at December 31, 2024	16,417	$16.68

Maximum shares issuable upon vesting at December 31, 2024	24,626

As of December 31, 2024, there was no remaining unrecognized compensation cost related to unvested PSUs as the specified performance conditions were not met by the end of the performance period. As of December 31, 2024, the remaining weighted-average service period of the awards is 0.25 years.
2024 Executive PSUs
Equity-classified 2024 Executive PSUs
On June 12, 2024 and October 14, 2024, we granted 2024 Executive PSUs. The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2025. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after May 1, 2025; (ii) an additional 33% of the award will be met after May 1, 2026; and (ii) the final 34% of the award will be met after May 1, 2027. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The requisite service condition period for each award exceeds the derived service period and therefore we recognize the expense over the requisite service period.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The key inputs used in the Monte Carlo simulation and requisite service period for the equity-classified 2024 Executive PSUs by grant date are outlined in the following table:

	Equity-classified 2024 Executive PSUs
	June 12, 2024	October 14, 2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%
Expected volatility	95.73%	98.70%
Requisite service period (in years)	2.88	2.54
The table below summarizes equity-classified 2024 Executive PSU activity for the year ended December 31, 2024:

	Equity-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	—	$—
Granted	3,698,064	13.29
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2024	3,698,064	$13.29

As of December 31, 2024, we had unrecognized compensation costs related to unvested equity-classified 2024 Executive PSUs of $29.3 million. The cost is expected to be recognized over a remaining weighted-average period of 1.58 years.
Liability-classified 2024 Executive PSUs
In October 2024, the Compensation Committee approved a cash incentive award, which is required to be settled in cash upon vesting. The award is subject to the same market, performance and service conditions as the 2024 Executive PSUs. Upon vesting, the cash settlement, if any, will be calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. The Company's compensation plan limits cash awards to $5.0 million per annum with any amount in excess of $5.0 million to be paid the following year. The related award obligation is presented within Accrued expenses and other current liabilities
The 2.54 year service condition period exceeds the derived service period and therefore we will recognize the expense over the 2.54 year requisite period. The total compensation expense to be recognized for the award will be based on remeasurement of the award at each interim reporting period through the final vesting date of May 1, 2027. The key inputs used in the initial Monte Carlo simulation on the grant date were the risk-free rate of 3.86%, dividend yield of 0.00%, and our stock price volatility of 98.70%.
As of December 31, 2024, the 2.33 year service condition period exceeds the derived service period and therefore we will recognize the expense over the 2.33 year requisite period. The key inputs used in the Monte Carlo simulation as of December 31, 2024 were the risk-free rate of 4.21%, dividend yield of 0.00% and our stock price volatility of 100.27%.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes liability-classified 2024 Executive PSU activity for the year ended December 31, 2024:

	Liability-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2023	—	$—
Granted	261,365	6.70
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2024	261,365	$6.70
As of December 31, 2024, we had unrecognized compensation costs related to unvested liability-classified 2024 Executive PSUs of $1.4 million. The cost is expected to be recognized over a remaining weighted-average period of 2.33 years.
Defined Contribution Plans
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of his or her compensation subject to certain limitations. We contribute up to 50% of the first 6% of eligible compensation contributed to the plan, subject to a 3 year graded vesting schedule. We also have several foreign defined contribution plans, which require us to contribute a percentage of participating employee's salary according to local regulations. During the years ended December 31, 2024, 2023 and 2022, our contributions for all plans were $2.9 million, $1.9 million and $5.8 million.
12. REVENUE RECOGNITION
See Note 18, Segment and Geographical Information, for revenue summarized by reportable segment and category.
Contract Balances
Our deferred revenue relates to gift card revenue and is recognized upon customer redemption. As of December 31, 2024, 2023 and 2022, our deferred revenue was $4.1 million, $2.7 million and $1.6 million. All deferred revenue was recognized in the following annual period for the respective year-end.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Credits
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2024 and 2023 (in thousands):

Customer Credits
Balance as of December 31, 2022	$36,220
Credits issued	76,767
Credits redeemed (1)	(83,902)
Breakage revenue recognized	(2,597)
Foreign currency translation	107
Balance as of December 31, 2023	$26,595
Credits issued	67,373
Credits redeemed (1)	(66,354)
Breakage revenue recognized	(5,111)
Foreign currency translation	(154)
Balance as of December 31, 2024	$22,349
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, deferred contract acquisition costs were $4.2 million and $3.9 million.

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, we amortized $5.9 million, $7.9 million and $10.7 million of deferred contract acquisition costs.
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the years ended December 31, 2024 and 2023 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2022	$4,538
Change in provision	(959)
Write-offs	(779)
Foreign currency translation	56
Balance as of December 31, 2023	$2,856
Change in provision	(71)
Write-offs	(106)
Foreign currency translation	(6)
Balance as of December 31, 2024	$2,673
Variable Consideration for Unredeemed Vouchers
During the years ended December 31, 2024, 2023, and 2022, we recognized $9.9 million, $6.1 million, and $9.1 million of variable consideration from unredeemed vouchers that were sold in a prior year. When actual redemptions differ from our estimates, the effects could be material to the Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We have incurred pre-tax charges of $2.2 million since the inception of the Italy Restructuring Plan, substantially all of which have been paid in cash as of December 31, 2024 and relate to employee severance and compensation benefits. The Italy Restructuring Plan included a reduction of 33 positions locally, all of which were completed as of December 31, 2024. Costs incurred related to the Italy Restructuring Plan are classified as Restructuring and related charges on the Consolidated Statements of Operations. All activity is within our International segment.

2022 and 2020 Restructuring Plans
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges on the Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
2022 Restructuring Plan
In August 2022, we initiated a multi-phase cost savings plan designed to reduce our expense structure to align with our go-forward business and financial objectives. We have incurred total pre-tax charges of $21.2 million since the inception of the 2022 Restructuring Plan. A majority of the pre-tax charges have been paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs. The 2022 Restructuring plan included an overall reduction of approximately 1,150 positions globally through natural attrition or involuntary termination. These reductions were substantially completed as of December 31, 2024.

The following tables summarize activity by segment related to the 2022 Restructuring Plan for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ending December 31, 2024
	Employee Severance and Benefit Costs (Credits)(1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$55	$1	$56
International (2)	(292)	—	(292)
Consolidated	$(237)	$1	$(236)

(1)The employee severance and benefits costs for the year ended December 31, 2024 are related to the termination of approximately 15 employees.
(2)The credit recorded during the year ended December 31, 2024 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

	Year Ending December 31, 2023
	Employee Severance and Benefit Costs (Credits)(1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$5,477	$938	$6,415
International	5,385	—	5,385
Consolidated	$10,862	$938	$11,800
(1)The employee severance and benefits costs for the year ended December 31, 2023 are related to the termination of approximately 470 employees.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ending December 31, 2022
	Employee Severance and Benefit Costs (Credits)(1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$8,024	$161	$8,185
International	1,464	—	1,464
Consolidated	$9,488	$161	$9,649
(1)The employee severance and benefits costs for the year ended December 31, 2022 are related to the termination of approximately 380 employees.
The following table summarizes restructuring liability activity for the years ended December 31, 2024 and 2023 for the 2022 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$175	$—	$175
Charges payable in cash	10,862	938	11,800
Cash payments	(10,602)	(894)	(11,496)
Foreign currency translation	109	—	109
Balance as of December 31, 2023	544	44	588
Charges payable in cash and changes in estimate (1)	(237)	1	(236)
Cash payments	(249)	(45)	(294)
Foreign currency translation	(54)	—	(54)
Balance as of December 31, 2024	$4	$—	$4
(1)The credit recorded during the year ended December 31, 2024 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
2020 Restructuring Plan
In April 2020, the Board approved a multi-phase restructuring plan related to our previously-announced strategic shift and as part of the cost cutting measures implemented in response to the impact of COVID-19 on our business. We have incurred total pretax charges of $104.7 million since the inception of the 2020 Restructuring Plan. Our 2020 Restructuring Plan included workforce reductions of approximately 1,600 positions globally, the exit or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan.
The following tables summarize activity by segment related to the 2020 Restructuring Plan for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ending December 31, 2024
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$—	$—	$(293)	$(293)
International (2)	(589)	22	(39)	(606)
Consolidated	$(589)	$22	$(332)	$(899)
(1)The credit recorded during the year ended December 31, 2024 primarily relates to an over contribution of estimated real estate taxes in 2023 for the terminated lease at 600 West Chicago.
(2)The credit recorded during the year ended December 31, 2024 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ending December 31, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$102	$9	$(2,254)	$(2,143)
International (2)	(2,890)	10	1,229	(1,651)
Consolidated	$(2,788)	$19	$(1,025)	$(3,794)
(1)The credit recorded during the year ended December 31, 2023 primarily relates to a $4.25 million settlement related to Uptake. See Note 9,Commitments and Contingencies, for additional information.
(2)The credit recorded during the year ended December 31, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.

	Year Ending December 31, 2022
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America	$1	$155	$418	$574
International(1)	(95)	92	2,130	2,127
Consolidated	$(94)	$247	$2,548	$2,701
(1)The credit recorded during the year ended December 31, 2022 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. The year ended December 31, 2023 includes a $4.25 million settlement related to Uptake in our North America segment. See Note 9,Commitments and Contingencies, for additional information. For the year ended December 31, 2022, we recognized long-lived asset impairment related to those leases of $1.8 million and $1.2 million in our North America and International segments, respectfully. In addition, during the year ended December 31, 2022, we recognized a gain of $4.5 million for one of our previously-impaired leases in our North America segment due to our reassessment of our 600 West Chicago lease given our option to early terminate. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago, which expired on January 31, 2024, which requires us to pay $9.6 million with our early termination notice. See Note 3, Property, Equipment and Software, Net and Note 8, Leases, for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges in the Consolidated Statements of Operations. The current and non-current liabilities associated with these leases continue to be presented within Accrued expenses and other current liabilities and Operating lease obligations in the Consolidated Balance Sheets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes restructuring liability activity for the years ended December 31, 2024 and 2023 for the 2020 Restructuring Plan (in thousands):

	Employee Severance and Benefit Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$4,306	$301	$4,607
Charges payable in cash and changes in estimate (1)	(2,788)	19	(2,769)
Cash payments	(727)	(113)	(840)
Foreign currency translation	48	7	55
Balance as of December 31, 2023	$839	$214	$1,053
Charges payable in cash and changes in estimate (1)	(589)	22	(567)
Cash payments	(119)	(162)	(281)
Foreign currency translation	(37)	(5)	(42)
Balance as of December 31, 2024 (2)	$94	$69	$163
(1)The credits recorded during the year ended December 31, 2024 and 2023 primarily relate to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period
(2)Substantially all of the cash payments for the 2020 Restructuring Plan costs have been disbursed.
14. INCOME TAXES
The components of pretax income (loss) for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$53,852	$16,285	$(65,256)
International	(84,243)	(59,711)	(126,714)
Income (loss) before provision (benefit) for income taxes	$(30,391)	$(43,426)	$(191,970)
The Provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current taxes:
U.S. federal	$10,336	$1,305	$161
State	2,577	2,094	704
International	8,572	4,374	(7,554)
Total current taxes	21,485	7,773	(6,689)
Deferred taxes:
U.S. federal	40	35	31,132
State	46	106	20,307
International	4,552	1,594	(2,340)
Total deferred taxes	4,638	1,735	49,099
Provision (benefit) for income taxes	$26,123	$9,508	$42,410

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The items accounting for differences between the income tax provision (benefit) computed at the U.S. federal statutory rate and the Provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal income tax provision (benefit) at statutory rate	$(6,382)	$(9,120)	$(40,314)
Foreign income and losses taxed at different rates (1)	8,348	6,842	9,035
State income taxes, net of federal benefits, and state tax credits	6,592	3,709	4,133
Change in valuation allowances	3,589	87,993	64,328
Effect of income tax rate changes on deferred items	449	(104)	443
Adjustments related to uncertain tax positions	(1,133)	(5,117)	(13,062)
Non-deductible stock-based compensation expense	3,527	1,728	2,191
Tax (windfalls)/shortfalls on stock-based compensation awards	(370)	1,606	2,741
Federal research and development credits, net of adjustments	—	—	(812)
Forgiveness of intercompany liabilities	—	(43)	1,468
Tax attribute expiration	—	—	5,519
Asset impairments	—	(82,988)	7,213
Non-deductible or non-taxable items	8,847	5,002	(473)
Convertible debt payoff	2,656	—	—
Provision (benefit) for income taxes	$26,123	$9,508	$42,410
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2024. This resulted in an adverse impact to the Provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2024, 2023 and 2022 prior to the impact of valuation allowances, due to the net pretax losses from operations in certain foreign jurisdictions with lower tax rates.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other liabilities	$31,104	$33,517
Stock-based compensation	2,584	2,153
Net operating loss and tax credit carryforwards (1)	214,944	217,560
Property, equipment and software, net	14,022	8,462
Intangible assets, net	20,368	20,586
Right-of-use assets	628	1,238
Investments	5,802	26,350
Convertible senior notes	2,047	3,353
Unrealized foreign currency exchange losses	1,510	955
Capitalized research and development costs	16,259	12,645
Other	274	171
Total deferred tax assets	309,542	326,990
Less: Valuation allowances	(286,827)	(296,129)
Deferred tax assets, net of valuation allowance	22,715	30,861
Deferred tax liabilities:
Prepaid expenses and other assets	(11,201)	(11,399)
Operating lease obligation	(31)	(1,417)
Deferred revenue	(7,330)	(8,931)
Total deferred tax liabilities	(18,562)	(21,747)
Net deferred tax asset (liability)	$4,153	$9,114
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
For the years ended December 31, 2024 and 2023, we continue to maintain a valuation allowance against substantially all of our U.S. federal and state and foreign deferred tax assets. As of December 31, 2022, we were in a cumulative pre-tax loss position, adjusted for certain permanent items, in the U.S. Additionally, we do not have any sources of income that support utilization of our U.S. deferred tax assets. In analyzing all available evidence, management determined that it is not more likely than not that the U.S. deferred tax assets will be realized due to the significant negative evidence outweighing the positive evidence. As a result, for the year ended December 31, 2022, we recognized a valuation allowance against all U.S. federal and state deferred tax assets, which resulted in a $51.9 million charge to income tax expense.
We had $16.0 million of federal net operating loss carryforwards as of December 31, 2024 which will begin expiring in 2027. We had $20.6 million of state net operating loss carryforwards as of December 31, 2024, which will begin expiring in 2025. As of December 31, 2024, we had $863.4 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
We are subject to taxation in the United States, state jurisdictions and foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording the related income tax assets and liabilities. We recognize the financial statement benefit of a tax position only after determining that the

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning Balance	$33,599	$39,172	$49,502
Increases related to prior year tax positions	1,450	—	—
Decreases related to prior year tax positions	(858)	—	(124)
Increases related to current year tax positions	658	790	3,028
Decreases based on settlements with taxing authorities	(1,965)	—	(109)
Decreases due to lapse of statute limitations	(10,234)	(6,743)	(12,410)
Foreign currency translation	(226)	380	(715)
Ending Balance	$22,424	$33,599	$39,172
The total amount of unrecognized tax benefits as of December 31, 2024, 2023 and 2022 that, if recognized, would affect the effective tax rate are $11.9 million, $7.6 million and $9.8 million.
We recognized $0.7 million, $0.6 million and $0.8 million of interest and penalties within Provision (benefit) for income taxes on our Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022. Total accrued interest and penalties as of December 31, 2024 and 2023 were $1.9 million and $2.0 million, and are included within Other non-current liabilities in our Consolidated Balance Sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We recognized income tax benefits of $12.5 million, $6.7 million and $12.5 million for the years ended December 31, 2024, 2023 and 2022, as a result of new information that impacted our estimates of the amounts that are more likely than not of being realized upon settlement of the related tax positions and due to expirations of the applicable statues of limitations. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed Assessment for $122.3 million, inclusive of estimated incremental interest from the original Assessment.
The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries formerly with operations relating specifically to the local voucher business in Italy. In December 2024, Groupon S.r.l. received an unfavorable ruling at the second-level Tax Court. The Company continues to believe that the Assessment is without merit and Groupon S.r.l. intends to pursue a prompt appeal to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international mutual agreement procedure that involves the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments over seventy-two months. A third provisional amount (equal to the remaining third of the Assessment) would be enforceable in October 2025. However, contemporaneous with its appeal to the Italian Supreme Court, Groupon S.r.l. intends to seek a full stay of the provisional payment obligations. Groupon S.r.l. expects a hearing on the possible stay of provisional payments to take place in early 2025. If Groupon S.r.l. does not succeed in staying the provisional payment obligation, Groupon S.r.l. will consider its options, including making monthly installment payments up to the amount of its assets, or undertaking further restructuring actions.
Additionally, unrelated to the tax matter above, in July 2024, Groupon S.r.l. received final assessments of approximately $30.9 million related to a 2017 distribution made to its parent entity. On October 18, 2024, Groupon

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
S.r.l. lodged an appeal to the first-tier court. The hearing is expected to occur on March 28, 2025. We believe this assessment is also without merit and Groupon S.r.l. intends to vigorously defend against such assessment.

No liability has been recorded for either of the Groupon S.r.l. tax assessment matters discussed above as we believe it is more likely than not that we will ultimately prevail in defending the matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, we believe it is reasonably possible that reductions of up to $3.2 million in unrecognized tax benefits may occur within the 12 months following December 31, 2024 upon closing of income tax audits or the expiration of applicable statutes of limitations.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2024 and 2023 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
15. VARIABLE INTEREST ENTITY
We have an arrangement with a strategic partner to offer deals related to live events, and a limited liability company has been established to administer that arrangement. Groupon and the strategic partner each own 50% of the outstanding LLC interests, and income and cash flows of the LLC are allocated based on agreed upon percentages specified in the related LLC agreement.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
There was no activity in the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2024, 2023, and 2022.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the year ended December 31, 2024. We recognized a non-cash remeasurement of our investment in SumUp of $25.8 million during the year ended December 31, 2023. See Note 5, Investments, for additional information.
We recognized $35.4 million in non-cash impairment charges related to goodwill for the year ended December 31, 2022. We recognized $15.3 million in non-cash impairment charges related to long-lived assets for the year ended December 31, 2022, of which $3.0 million are included in Restructuring and related charges on our Consolidated Statements of Operations. See Note 3, Property, Equipment and Software, Net, Note 4, Goodwill and Other Intangible Assets and Note 13, Restructuring and Related Charges, for additional information.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of December 31, 2024 and 2023 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the years ended December 31, 2024, 2023 and 2022 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic and diluted net income (loss) per share:

Numerator
Net Income (loss)	$(56,514)	$(52,934)	$(234,380)
Less: Net income (loss) attributable to noncontrolling interests	2,513	2,476	3,229
Basic net income (loss) attributable to common stockholders	(59,027)	(55,410)	(237,609)

Denominator
Weighted-average common shares outstanding	39,170,368	31,243,179	30,166,100

Net income (loss) per share:
Basic and diluted net income (loss) per share:	$(1.51)	$(1.77)	$(7.88)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Year Ended December 31,
	2024	2023	2022
Capped call transactions (1)	3,081,088	3,376,400	3,376,400
Convertible senior notes due 2026 (2)	3,081,088	3,376,400	3,376,400
Stock options	3,062,500	2,477,793	—
Convertible senior notes due 2027 (2)	750,438	—	—
RSUs	792,675	1,475,683	2,587,585
PSUs	280,807	110,823	16,032
ESPP	11,793	28,139	81,171
Total	11,060,389	10,845,238	9,437,588
(1)The capped call transactions are expected to reduce potential dilution to our Common Stock upon conversion of the 2026 Notes outstanding principal. Upon conversion of both the capped call transactions and then-outstanding 2026 Notes, there will be minimized economic dilution from the 2026 Notes, as exercise of the capped call transactions reduces dilution from the 2026 Notes that would have otherwise occurred when the price of our Common Stock exceeds the conversion price.
(2)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and loss on extinguishment of debt, and the denominator is adjusted for the number of shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 7, Financing Arrangements, for additional information.
As of December 31, 2024, there were up to 3,698,064 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs and 16,417 shares issuable upon vesting of outstanding PSUs that were excluded from the table above, as the applicable market and performance conditions were not satisfied as of the end of the period. See Note 11, Compensation Arrangements, for additional information.
18. SEGMENT AND GEOGRAPHICAL INFORMATION
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two operating and reportable segments: North America and International based on geographically distinct market dynamics. The segment information below reflects the operating results that are regularly provided to and are

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
reviewed by our chief operating decision maker ("CODM"), who is our Chief Executive Officer, to assess performance and make resource allocation decisions. Our segment information is based on the "management" approach. The "management" approach, as defined within FASB ASC Topic 280, designates the internal reporting used by the CODM for making decisions and assessing performance as the source of our reportable segments. Our measure of segment profitability is contribution profit, defined as net revenues less cost of sales and marketing expenses, as presented below, and is regularly provided to and reviewed by the CODM to allocate resources and assess performance. The CODM assesses our segments’ performance based on contribution profit predominantly in the monthly budget-to-actual variances analysis when making decisions about the allocation of our investment in marketing expenses to each segment. We do not report asset-related information by reportable segment because our CODM does not regularly receive asset information on a reportable segment basis.
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America
Local	$350,876	$346,962	$390,449
Goods	10,990	18,436	28,785
Travel	14,206	14,554	17,035
Total North America revenue (1)	$376,072	$379,952	$436,269

International
Local	$99,333	$111,543	$128,295
Goods	10,929	14,961	23,742
Travel	6,223	8,454	10,779
Total International revenue (1)	$116,485	$134,958	$162,816
Total revenue	$492,557	$514,910	$599,085
(1)North America includes revenue from the United States of $371.3 million, $374.0 million and $428.5 million for the years ended December 31, 2024, 2023 and 2022. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2024, 2023 and 2022. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes contribution profit by reportable segment and reconciles contribution profit to consolidated income (loss) before provision (benefit) for income taxes for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
North America
Revenue	$376,072	$379,952	$436,269
Cost of revenue
Payment processor fees	24,608	25,004	25,495
Other segment items (cost of revenue) (1)	13,300	25,955	36,620
Total cost of revenue	37,908	50,959	62,115
Marketing
Online marketing	109,996	69,403	82,257
Other segment items (marketing) (2)	3,100	3,775	21,605
Total marketing	113,096	73,178	103,862
Segment contribution profit	$225,068	$255,815	$270,292

International
Revenue	$116,485	$134,958	$162,816
Cost of revenue
Payment processor fees	5,902	7,415	9,215
Other segment items (cost of revenue) (1)	4,441	5,872	4,931
Total cost of revenue	10,343	13,287	14,146
Marketing
Online marketing	27,432	30,270	38,235
Other segment items (marketing) (2)	3,679	7,057	7,134
Total marketing	31,111	37,327	45,369
Segment contribution profit	$75,031	$84,344	$103,301

Total
Total contribution profit for the reportable segments	$300,099	$340,159	$373,593
Selling, general and administrative	295,399	350,405	481,375
Goodwill impairment	—	—	35,424
Long-lived asset impairment	—	—	12,259
Restructuring and related charges	1,066	8,006	12,350
(Gain) on sale of assets	(5,160)	—	—
Income (loss) from operations	8,794	(18,252)	(167,815)
Other income (expense), net	(39,185)	(25,174)	(24,155)
Income (loss) before provision (benefit) for income taxes	$(30,391)	$(43,426)	$(191,970)
(1) Includes editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internally-developed software relating to customer-facing applications, and web hosting.
(2) Includes offline marketing costs, such as television, compensation expense for marketing employees, and customer acquisition and activation expense.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes tangible property and equipment, net of accumulated depreciation, by geographical region as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
United States	$344	$1,037
Rest of the world	397	1,127
Total tangible long-lived assets	$741	$2,164
19. SUBSEQUENT EVENTS
Major Rocket Incentive Shares
On March 11, 2025, the Company entered into an incentive marketing agreement (the “Major Rocket Agreement”) with Major Rocket LLC (“Major Rocket”). Pursuant to this Major Rocket Agreement, Major Rocket will provide marketing services in North America including sourcing and facilitation of contracts for enterprise offerings on Groupon’s platform. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial benchmarks measured on an annual basis during the three-year term of the Major Rocket Agreement. The benchmarks are based on the funds Groupon receives from offerings that Major Rocket sources and range in amount from $10 million to $25 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of the Company’s common stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares. Any shares so issued would be subject to the achievement of the above-noted benchmarks and are expected to be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. If such issuance occurs, the Company will not receive any cash proceeds from any such issuance. The Major Rocket Agreement also grants Groupon the unilateral option to invoke a one-year transition period agreement after the conclusion of the term of the Agreement, during which Major Rocket would continue to undertake responsibilities relating to the facilitation of commercial agreements between Groupon and third party merchants (including the facilitation of the transfer of merchant contracts directly to Groupon) in exchange for a fixed fee of $25,000 per month and additional performance based incentives, both of which are to be paid in cash.
The description herein is qualified in its entirety by reference to the full and complete terms of the Major Rocket Agreement, a copy of which is attached hereto as Exhibit 10.32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weakness in our internal control over financial reporting, which is described below.
Management’s Report on Internal Control over Financial Reporting
Management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our annual report for the years ended December 31, 2023 and 2022, we identified a material weakness due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in its report below. This report contains an adverse opinion on the effectiveness of our internal control over financial reporting.
Remediation Plan and Status
Management, with the oversight of the audit committee of our Board, has dedicated resources and efforts to improve our internal controls over financial reporting and has taken the following actions towards remediating the material weakness relating to complex manual calculations.
•Designed new controls and enhanced existing controls for complex manual processes including controls to reconcile source data across accounts and additional review procedures within account reconciliations
•Automated reporting for certain complex accounting calculations to minimize human error
•Formalized a process to identify and address accounting implications for new initiatives
•Added detective analytic management review controls
While we believe these efforts will improve our internal control over financial reporting and substantially address the root cause of the material weakness, such material weakness will not be remediated until we have concluded, through testing, that our controls are designed and operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting
Other than matters described above under “Management’s Report on Internal Control over Financial Reporting", management did not identify changes that occurred in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 11, 2025, expressed an unqualified opinion on those financial statements.
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

A material weakness exists due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 11, 2025

ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2024, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2024 ("2025 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2025 Proxy Statement. Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Delinquent Section 16(a) Reports" in our 2025 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "How to Communicate with the Board - Investor Relations Website" in our 2025 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
Information regarding our insider trading policies and procedures is incorporated by reference from the information under the caption ("Insider Trading Policy") in our 2025 Proxy Statement. In addition, our Insider Trading Policy is filed as Exhibit 19 to this Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the caption "Certain Relationships and Related Party Transactions" in our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) under the caption "Independent Registered Public Accounting Firm" in our 2025 Proxy Statement.

PART IV
ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023 and 2022

 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2024	$296,129	$(9,207)	$—	$286,922
Year ended December 31, 2023	204,462	91,667	—	296,129
Year ended December 31, 2022	145,105	59,357	—	204,462
(1)For the years ended December 31, 2024, 2023 and 2022, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $(12.8) million, $3.6 million and $(5.0) million.
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

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company, date June 9, 2020 (incorporated by referenced to the Company's Current Report on Form 8-K filed June 11, 2020).
3.3*	Amended and Restated By-Laws.
3.4	Amendment to the Amended and Restated By-Laws of the Company, dated as of June 10, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2016).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to the Company's Registration Statement on Form 8-A/A filed on October 31, 2016).
4.2	Indenture, dated as of March 25, 2021, between Groupon, Inc. and U.S Bank, National Association, (incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.3	Form of 1.125% Convertible Senior Note due 2026 (included in Exhibit 4.2 and incorporated by reference to the Company's Current Report on Form 8-K filed on March 25, 2021).
4.4	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.5	Indenture, dated as of November 19, 2024, between Groupon, Inc. and U.S. Bank National Association, (incorporated by reference to the Company's Current Report on Form 8-K filed on November 19, 2024).

4.6	Form of 6.25% Convertible Senior Note due 2027 (included in Exhibit 4.5 and incorporated by reference to the Company's Current Report on Form 8-K filed on November 19, 2024).
10.1*	Form of Indemnification Agreement.**
10.2	Form of Severance Benefit Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).**
10.3	Amended and Restated Groupon, Inc. 2011 Incentive Plan (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule DEF14A, filed with the SEC on April 29, 2024).**
10.4	Non-Employee Directors’ Compensation Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).**
10.5	Form of Notice of Restricted Stock Unit Award under 2011 Incentive Plan.**
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

10.14	CEO Notice of Grant of Stock Option and Non-qualified Stock Option Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.15	CEO Employment Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.16	CEO Severance Benefit Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)**
10.17	Standstill Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023)
10.18	CFO Employment Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.19	CFO Equity Side Letter, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.20	CFO Severance Benefit Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023)**
10.21	Backstop Agreement, dated November 9, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2023).
10.22	Amendment to CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed April 1, 2024)**
10.23	CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)**
10.24	CEO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)**
10.25	CFO Merit Letter (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)**
10.26	CFO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024)**

10.27	CEO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024)
10.28	CFO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024)
10.29	Amended and Restated Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2024)
10.30	Form of Exchange and Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K, filed November 12, 2024)
10.31
Security Agreement, dated as of November 19, 2024, among Groupon, Inc., the Guarantors, that may from time to time be a party thereto and U.S. Bank National Association, as a collateral agent (incorporated by reference to the Company's Current Report on Form 8-K, filed November 19, 2024)

10.32	Major Rocket Agreement, dated March 11, 2025
19	Groupon, Inc. Amended and Restated Insider Trading Policy, dated October 19, 2023
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Groupon, Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2025.

GROUPON, INC.
By:	/s/ Dusan Senkypl
	Name:	Dusan Senkypl
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Dusan Senkypl and Jiri Ponrt, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2025.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2025.

Signature	Title

/s/ Dusan Senkypl	Chief Executive Officer and Director (Principal Executive Officer)
Dusan Senkypl
/s/ Jiri Ponrt	Chief Financial Officer (Principal Financial Officer)
Jiri Ponrt
/s/ Kyle Netzly	Chief Accounting Officer (Principal Accounting Officer)
Kyle Netzly
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jan Barta	Director
Jan Barta
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Jason Harinstein	Director
Jason Harinstein