Form 10-Q
period 2025-03-31
Groupon, Inc.
filed 2025-05-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐        No  ☒
As of May 5, 2025, there were 39,816,140 shares of the registrant's Common Stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms include Groupon, Inc. and it subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are defined in the list below (the "Glossary"). Newly defined terms within this Quarterly Report on Form 10-Q are included within the Glossary and may also be defined within applicable sections of this Quarterly Report.

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2027 Notes	The Company's 6.250% convertible senior secured notes due March 2027
ASC	Accounting Standards Codification
Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
ASU	Accounting Standards Update
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers”

Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes and 2027 Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$226,814	$228,843
Accounts receivable, net	32,061	34,153
Prepaid expenses and other current assets	52,149	52,365
Total current assets	311,024	315,361
Property, equipment and software, net	16,519	17,827
Right-of-use assets - operating leases, net	5,495	6,041
Goodwill	178,685	178,685
Intangible assets, net	4,347	4,738
Investments	74,823	74,823
Deferred income taxes	5,839	6,071
Other non-current assets	11,421	9,144
Total assets	$608,153	$612,690
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$53,379	$—
Accounts payable	10,502	11,311
Accrued merchant and supplier payables	190,370	196,350
Accrued expenses and other current liabilities	95,235	97,765
Total current liabilities	349,486	305,426
Convertible senior notes, net	193,051	246,013
Operating lease obligations	3,196	3,604
Other non-current liabilities	16,763	16,596
Total liabilities	562,496	571,639
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 50,106,923 shares issued and 39,812,806 shares outstanding at March 31, 2025; 50,090,026 shares issued and 39,795,909 shares outstanding at December 31, 2024	5	5
Additional paid-in capital	2,449,516	2,441,656
Treasury stock, at cost, 10,294,117 shares at March 31, 2025 and December 31, 2024	(922,666)	(922,666)
Accumulated deficit	(1,501,739)	(1,508,914)
Accumulated other comprehensive income (loss)	20,363	30,734
Total Groupon, Inc. stockholders' equity (deficit)	45,479	40,815
Noncontrolling interests	178	236
Total equity (deficit)	45,657	41,051
Total liabilities and equity (deficit)	$608,153	$612,690

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$117,187	$123,084
Cost of revenue	10,889	12,527
Gross profit	106,298	110,557
Operating expenses:
Marketing	34,437	28,809
Selling, general and administrative	69,840	74,282
Restructuring and related charges	137	96
Total operating expenses	104,414	103,187
Income (loss) from operations	1,884	7,370
Other income (expense), net	7,571	(12,682)
Income (loss) from continuing operations before provision (benefit) for income taxes	9,455	(5,312)
Provision (benefit) for income taxes	1,428	6,194
Income (loss) from continuing operations	8,027	(11,506)
Income (loss) from discontinued operations, net of tax	(471)	—
Net income (loss)	7,556	(11,506)
Net (income) loss attributable to noncontrolling interests	(381)	(765)
Net income (loss) attributable to Groupon, Inc.	$7,175	$(12,271)

Basic net income (loss) per share:
Continuing operations	$0.19	$(0.33)
Discontinued operations	(0.01)	—
Basic net income (loss) per share	$0.18	$(0.33)

Diluted net income (loss) per share:
Continuing operations	$0.18	$(0.33)
Discontinued operations	(0.01)	—
Diluted net income (loss) per share	$0.17	$(0.33)

Weighted average number of shares outstanding:
Basic	39,809,354	37,709,971
Diluted	41,719,655	37,709,971

Comprehensive income (loss):
Net income (loss)	$7,556	$(11,506)
Other comprehensive income (loss) from continuing operations
Net change in unrealized gain (loss) on foreign currency translation adjustments	(10,371)	12,352
Other comprehensive income (loss) from continuing operations	(10,371)	12,352
Other comprehensive income (loss) from discontinued operations	—	—
Other comprehensive income (loss)	(10,371)	12,352

Comprehensive income (loss)	(2,815)	846
Comprehensive income attributable to noncontrolling interests	(381)	(765)
Comprehensive income (loss) attributable to Groupon, Inc.	$(3,196)	$81
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	7,175	(10,371)	(3,196)	381	(2,815)
Vesting of RSUs	19,805	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,509	—	67	—	—	—	—	67	—	67
Tax withholdings related to net share settlements of stock-based compensation awards	(9,417)	—	44	—	—	—	—	44	—	44
Stock-based compensation on equity-classified awards	—	—	7,749	—	—	—	—	7,749	—	7,749
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(439)	(439)
Balance at March 31, 2025	50,106,923	$5	$2,449,516	(10,294,117)	$(922,666)	$(1,501,739)	$20,363	$45,479	$178	$45,657

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618					79,619		79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income (loss)	$7,556	$(11,506)
Less: Income (loss) from discontinued operations, net of tax	(471)	—
Income (loss) from continuing operations	8,027	(11,506)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	5,210	8,071
Amortization of acquired intangible assets	401	1,606
Stock-based compensation	7,694	2,374
Liability-classified 2024 Executive PSUs(1)	2,418	—
Foreign currency (gains) losses, net	(7,074)	9,797
Change in assets and liabilities:
Accounts receivable	2,625	515
Prepaid expenses and other current assets	860	3,564
Right-of-use assets - operating leases	744	750
Accounts payable	(873)	(6,087)
Accrued merchant and supplier payables	(7,979)	(16,082)
Accrued expenses and other current liabilities	(5,263)	(2,298)
Operating lease obligations	(819)	(2,489)
Payment for early lease termination	—	(1,832)
Other, net	(5,993)	3,506
Net cash provided by (used in) operating activities from continuing operations	(22)	(10,111)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(22)	(10,111)
Investing activities
Purchases of property and equipment and capitalized software	(3,737)	(3,709)
Proceeds from sale of assets, net	—	116
Acquisitions of intangible assets and other investing activities	—	(338)
Net cash provided by (used in) investing activities from continuing operations	(3,737)	(3,931)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(3,737)	(3,931)
Financing activities
Payments of borrowings under revolving credit agreement	—	(42,776)
Proceeds from Rights Offering, net of issuance costs	—	79,619
Other financing activities	(454)	(1,502)
Net cash provided by (used in) financing activities	(454)	35,341
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	2,331	(494)
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash classified within current assets of discontinued operations	(1,882)	20,805
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,882)	20,805
Cash, cash equivalents and restricted cash, beginning of period (2)	262,569	167,638
Cash, cash equivalents and restricted cash, end of period (2)	$260,687	$188,443
(1) This activity relates to the stock-based compensation expense for the liability-classified 2024 Executive PSU awards granted in 2024 that are required to be settled in cash. See Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements,for additional information.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$4,275	$1,719
Income tax payments	1,984	1,144
Cash paid for amounts included in the measurement of operating lease liabilities	812	2,400
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	108	1,264
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$(199)	$117

(2) The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of March 31, 2025, December 31, 2024, March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$226,814	$228,843	$158,717	$141,563
Restricted cash included in prepaid expenses and other current assets	33,873	33,726	29,726	26,075
Cash, cash equivalents and restricted cash	$260,687	$262,569	$188,443	$167,638
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
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with GAAP and applicable rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
In connection with the dispositions of our operations in Latin America in 2017, we recorded indemnification liabilities for certain tax assessments and other matters which were presented in income (loss) from discontinued operations. During the three months ended March 31, 2025, we recorded an additional accrual related to one of the assessments under the indemnification which is presented in income (loss) from discontinued operations. See Note 6, Commitments and Contingencies, for additional information.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2025.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring the Company to disclose specified additional information in its income tax rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and provide enhanced disclosures related to income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the effect this guidance may have on our disclosures.
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
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of March 31, 2025 and December 31, 2024, the balance of our goodwill was $178.7 million. There was no goodwill activity during the three months ended March 31, 2025 and 2024. All goodwill is within our North America segment.

Long-Lived Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets within our North America segment in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024.

The following table summarizes intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$19,133	$19,133	$—	$18,576	$18,576	$—
Trade names	9,496	9,164	332	9,425	9,027	398
Patents	1,250	1,070	180	1,250	1,008	242
Other intangible assets	10,499	6,664	3,835	10,483	6,385	4,098
Total	$40,378	$36,031	$4,347	$39,734	$34,996	$4,738

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.4 million and $1.6 million for the three months ended March 31, 2025 and 2024. As of March 31, 2025, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2025	$1,110
2026	1,231
2027	1,069
2028	853
2029	84
Thereafter	—
Total	$4,347
NOTE 3. INVESTMENTS
As of March 31, 2025 and December 31, 2024, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp, and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three months ended March 31, 2025 and 2024.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	March 31, 2025 and December 31, 2024
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$11,162	$11,319
Income taxes receivable	2,327	2,686
Restricted cash (1)	33,874	33,726
Other	4,786	4,634
Total prepaid expenses and other current assets	$52,149	$52,365
(1) Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 5, Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Deferred contract acquisition costs, net	$3,403	$3,211
Security deposits	2,760	2,983
Other	5,258	2,950
Total other non-current assets	$11,421	$9,144

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Customer credits	$23,406	$22,349
Accrued marketing	12,707	15,118
Compensation and benefits	13,636	11,436
Foreign VAT assessments (1)	8,679	8,355
Accrued consulting and professional fees	3,390	4,429
Refunds reserve	4,325	4,328
Deferred revenue	3,705	4,130
Current portion of lease obligations	3,115	3,317
Income taxes payable	4,298	2,691
Other	17,974	21,612
Total accrued expenses and other current liabilities	$95,235	$97,765
(1) See Note 6, Commitments and Contingencies, for additional information.

The following table summarizes Other non-current liabilities as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Contingent income tax liabilities	$12,949	$13,358
Deferred income taxes	1,923	1,918
Other	1,891	1,320
Total other non-current liabilities	$16,763	$16,596
The following table summarizes Other income (expense), net for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$1,365	$1,042
Interest expense	(3,971)	(2,009)
Foreign currency gains (losses), net and other (1)	10,177	(11,715)
Other income (expense), net	$7,571	$(12,682)
(1) Foreign currency gains (losses), net and other for the three months ended March 31, 2025 and 2024 is primarily due to foreign currency fluctuations on intercompany balances with our subsidiaries.
NOTE 5. FINANCING ARRANGEMENTS
Convertible Senior Secured Notes due 2027

In November 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes to the Offering Participants in a private offering. The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 7.17%. The 2027 Notes will mature on March 15, 2027, subject to earlier repurchase or conversion.
The initial conversion rate of the 2027 Notes is 33.333 shares of Common Stock, par value $0.0001 per share per $1,000 principal amount of 2027 Notes, which is the equivalent to an initial conversion price of approximately $30 per share, subject to customary adjustments. The 2027 Notes are convertible into Common
Stock or a combination of cash and Common Stock, at the Company's election. The Company may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it fails to pledge certain of its assets as part of the collateral for the 2027 Notes, unless such assets are sold. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
The carrying amount of the 2027 Notes consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Fair value of principal recorded at issuance (1)	$196,210	$196,210
Less: debt discount	(3,159)	(3,483)
Total	$193,051	$192,727
(1) The principal of the 2027 Notes was recorded at fair value of $196.2 million, which is equal to the exchanged principal of $176.3 million and cash consideration received of $19.9 million.
We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of March 31, 2025 and December 31, 2024 was $207.6 million and $192.0 million and was determined using a lattice model.

During the three months ended March 31, 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

Three Months Ended March 31, 2025
Contractual interest	$3,082
Amortization of debt discount	372
Total	$3,454

Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of 2026 Notes in a private offering to qualified institutional buyers. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion. In connection with the issuance of the 2027 Notes in November 2024, the Company exchanged $176.3 million aggregate principal amount of 2026 Notes held by the Offering Participants for $176.3 million aggregate principal amount of the 2027 Notes.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.6800 shares of Common Stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. The 2026 Notes are convertible into cash, shares of our Common Stock, or any combination of cash and shares of our Common Stock. Upon the occurrence of a make-whole fundamental change, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption.
The carrying amount of the 2026 Notes consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$53,740	$53,740
Less: debt discount	(361)	(454)
Net carrying amount of liability component	$53,379	$53,286
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2025 and December 31, 2024 was $50.2 million and $48.7 million and was determined using a lattice model.
During the three months ended March 31, 2025 and 2024, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest	$151	$730
Amortization of debt discount	93	391
Total	$244	$1,121
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
No changes to the capped call transactions occurred in connection with the Exchange and Subscription agreements pertaining to the issuance of the 2027 Notes.
Revolving Credit Agreement
In February 2024, we prepaid $43.1 million to terminate all commitments to access further credit under the Credit Agreement using a portion of the $80.0 million in proceeds received from the Rights Offering. See Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding the Rights Offering. The Payoff Amount included $42.8 million in principal, $0.1 million in interest and $0.2 million in fees. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our pre-existing Cash Collateral Agreement.
The amounts committed to letters of credit under the Cash Collateral Agreement and Credit Agreement as of March 31, 2025 and December 31, 2024 were $31.8 million and $33.7 million. Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash, which is presented in Prepaid expense and other current assets on the Condensed Consolidated Balance Sheets. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of March 31, 2025 and through the date of this report, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
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
On October 31, 2024, we learned the highest-level court declined to hear our appeal related to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.2 million, inclusive of penalties and interest through March 31, 2025. This assessment became final and due during the fourth quarter of 2024 and is expected to be paid in 2025. The related obligation for this assessment is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2025. We currently have a bank guarantee of $3.8 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2025.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $4.6 million, inclusive of penalties and interest through March 31, 2025. During 2024, we received a negative ruling at the lowest level court and subsequently lodged an appeal to the second-level court to assert factual and legal challenges to this assessment. Also in 2024, we recorded a contingent liability of $4.6 million in our Condensed Consolidated Balance Sheets after concluding that an adverse outcome was probable. During the current quarter, there have been no updates related to the appeal and a contingent liability of $4.6 million is recorded as of March 31, 2025. We currently have a bank guarantee of $4.0 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2025.
A Groupon subsidiary in Italy, Groupon S.r.l., is presently litigating a tax dispute with the Italian tax authorities relating to a $123.5 million Assessment, inclusive of taxes, penalties and interest through March 31, 2025. Refer to Note 10, Income Taxes for additional information.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Our remaining indemnification liabilities were $2.8 million as of March 31, 2025.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. If this special appeal is unsuccessful, Groupon will appeal to the third tier court. For one of the matters for which the special appeal was filed, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.5 million, including interest and penalties, which is presented within Income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2025.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications, inclusive of the contingent liability of $0.5 million recorded during the three months ended March 31, 2025, should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs, PSUs and 2024 Executive PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of March 31, 2025, 6,005,860 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and four years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the three months ended March 31, 2025:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	711,346	$11.18
Granted	23,614	11.80
Vested	(19,805)	15.29
Forfeited	(37,758)	12.15
Unvested at March 31, 2025	677,397	$11.03
As of March 31, 2025, $4.6 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.13 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the three months ended March 31, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	3,062,500	$6.00	1.25	$18,834
Outstanding at March 31, 2025	3,062,500	6.00	1.00	39,108
Exercisable at March 31, 2025	3,062,500	$6.00	1.00	$39,108
As of March 31, 2025, all compensation costs related to unvested stock options granted under the 2011 Plan were recognized. The total fair value of shares vested during the three months ended March 31, 2025 was $0.4 million.
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
Performance Share Units
Vesting of our PSUs and the 2024 Executive PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance and market conditions have been achieved.

We have granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2024, no shares were issued upon vesting in April 2025 as the specified performance conditions were not met by the end of the performance period.
The table below summarizes PSU activity for the three months ended March 31, 2025:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	16,417	$16.68
Granted	—	—
Vested	—	—
Forfeited	(16,417)	16.68
Unvested at March 31, 2025	—	$—
As of March 31, 2025, the performance conditions related to unvested PSUs were not met and therefore they were not recognized.
2024 Executive PSUs
Equity-classified 2024 Executive PSUs
We granted 2024 Executive PSUs on June 12, 2024 and October 14, 2024. The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2025 and ending on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82 based on a 90 consecutive calendar day volume-weighted average stock price. The stock price hurdles were not met during the three months ended March 31, 2025. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after May 1, 2025; (ii) an additional 33% of

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
the award will be met after May 1, 2026; and (ii) the final 34% of the award will be met after May 1, 2027. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The requisite service condition period for each award exceeds the derived service period and therefore we recognize the expense over the requisite service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the equity-classified 2024 Executive PSUs by grant date are outlined in the following table:

	Equity-classified 2024 Executive PSUs
	June 12, 2024	October 14, 2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%
Expected volatility	95.73%	98.70%
Requisite service period (in years)	2.88	2.54
The table below summarizes equity-classified 2024 Executive PSU activity for the three months ended March 31, 2025:

	Equity-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	3,698,064	$13.29
Granted	—	—
Vested	—	—
Forfeited	(121,971)	13.59
Unvested at March 31, 2025	3,576,093	$13.28

As of March 31, 2025, we had unrecognized compensation costs related to unvested equity-classified 2024 Executive PSUs of $21.1 million. The cost is expected to be recognized over a remaining weighted-average period of 1.53 years.
On May 2, 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, up to 295,022 equity-classified 2024 Executive PSUs are eligible to vest subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such Executive PSUs.
Liability-classified 2024 Executive PSUs
In October 2024, the Compensation Committee approved a cash incentive award, which is required to be settled in cash upon vesting. The award is subject to the same market, performance and service conditions as the 2024 Executive PSUs. Upon vesting, the cash settlement, if any, will be calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. The Company's compensation plan limits cash awards to $5.0 million per annum with any amount in excess of $5.0 million to be paid the following year. The related award obligation is presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
The total compensation expense to be recognized for the award will be based on remeasurement of the award at each interim reporting period through the final vesting date of May 1, 2027. The key inputs used in the initial Monte Carlo simulation on the grant date were the risk-free rate of 3.86%, dividend yield of 0.00%%, and our stock price volatility of 98.70%.
The key inputs used in the Monte Carlo simulation as of December 31, 2024 were the risk-free rate of 4.21%, dividend yield of 0.00% and our stock price volatility of 100.27%.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2025, the 2.08 year service condition period exceeds the derived service period and therefore we will recognize the expense over the 2.08 year requisite period. The key inputs used in the Monte Carlo simulation as of March 31, 2025 were the risk-free rate of 3.85%, dividend yield of 0.00% and our stock price volatility of 102.08%.

The table below summarizes liability-classified 2024 Executive PSU activity for the quarter ended March 31, 2025:

	Liability-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	261,365	$6.70
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2025	261,365	$6.70
As of March 31, 2025, we had unrecognized compensation costs related to unvested liability-classified 2024 Executive PSUs of $2.2 million. The cost is expected to be recognized over a remaining weighted-average period of 1.50 years.
On May 2, 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, the equivalent of up to 21,562 liability-classified 2024 Executive PSUs are eligible to be settled in cash subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such Executive PSUs. We expect the cash settlement to be paid during the second quarter 2025.
Major Rocket Incentive Shares
On March 11, 2025 (the "grant date"), the Company entered into a marketing agreement with Major Rocket with a three-year contractual term beginning January 1, 2025. Pursuant to the Major Rocket Agreement, Major Rocket provides marketing services in North America including sourcing and facilitation of contracts for enterprise offerings on Groupon’s platform. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial benchmarks ranging in amount from $10 million to $25 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of the Common Stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares.
The award is equity-classified under ASC 718, given the Company's past practice of settlement of such awards in shares of equity, and its intent and ability to do so. The total compensation expense is measured at the grant-date fair value of the maximum number of shares issuable, which was approximately $9.3 million, based on the grant date share price as of March 11, 2025. Compensation expense will be recognized over the service period as Major Rocket’s services are received through December 31, 2027, or earlier if all the financial benchmarks are met before then, and only when achievement of these benchmarks becomes probable. As of March 31, 2025, no compensation expense has been recognized, as the achievement of these benchmarks was not deemed probable.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and regulations. The Expiration Date for the subscription period for the Rights Offering ended on January 17, 2024.

The Rights Offering was fully backstopped by the Backstop Party, an entity affiliated with (i) Dusan Senkypl, the Company’s CEO and a member of the Board, and (ii) Jan Barta, a member of the Board. The Backstop Party had a binding commitment to (i) fully exercise its pro rata subscription right prior to the Expiration Date of the Rights Offering and (ii) fully purchase any and all unsubscribed shares in the Rights Offering following the Expiration Date at the same price and on the same terms and conditions as other participants in the Rights Offering.

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

NOTE 8. REVENUE RECOGNITION
Refer to Note 13, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2025 and 2024.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2025 (in thousands):

Customer Credits
Balance as of December 31, 2024	$22,349
Credits issued	23,054
Credits redeemed (1)	(20,028)
Breakage revenue recognized	(2,069)
Foreign currency translation	100
Balance as of March 31, 2025	$23,406
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, deferred contract acquisition costs were $4.5 million and $4.2 million.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.5 million of deferred contract acquisition costs for the three months ended March 31, 2025 and 2024.
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the three months ended March 31, 2025 (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$2,673
Change in provision	(329)
Write-offs	294
Foreign currency translation	31
Balance as of March 31, 2025	$2,669
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $0.3 million and $4.1 million for the three months ended March 31, 2025 and 2024. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We have incurred pre-tax charges of $2.2 million since the inception of the Italy Restructuring Plan, substantially all of which have been paid in cash as of December 31, 2024 and relate to employee severance and compensation benefits. The Italy Restructuring Plan included a reduction of 33 positions locally, all of which were completed as of December 31, 2024. During the three months ended March 31, 2025, we recorded an immaterial amount of Restructuring and related charges for this plan in the Condensed Consolidated Statements of Operations.
NOTE 10. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Provision (benefit) for income taxes	$1,428	$6,194
Income (loss) from continuing operations before provision (benefit) for income taxes	$9,455	$(5,312)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three months ended March 31, 2025 and 2024 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets, including a provision benefit due to a tax refund received during the quarter. For the three months ended March 31, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits. We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $123.5 million, inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations formerly relating specifically to the local voucher business in Italy. In December 2024, Groupon S.r.l. received an unfavorable ruling at the second-level tax court. The Company continues to believe that the Assessment is without merit and filed an appeal to the Italian Supreme Court on March 12, 2025. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international mutual agreement procedure that will involve the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments over seventy-two months. A third provisional amount (equal to the remaining third of the Assessment) is set to be enforceable in October 2025. However, Groupon S.r.l. filed a motion for a full stay of the provisional payment obligations on April 18, 2025. Groupon S.r.l. expects a hearing on the possible stay of provisional payments to take place in the second or third quarter of 2025. If Groupon S.r.l. does not succeed in staying the provisional payment obligation, Groupon S.r.l. will consider its options, including making monthly installment payments up to the amount of its assets, or undertaking further restructuring actions.
Additionally, unrelated to the tax matter above, in July 2024, Groupon S.r.l. received final assessments of approximately $32.2 million related to a 2017 distribution made to its parent entity. On October 18, 2024, Groupon S.r.l. lodged an appeal to the first-tier court and a hearing is set for October 17, 2025. We believe this assessment is also without merit and Groupon S.r.l. intends to vigorously defend against such assessment.

No liability has been recorded for either of the Groupon S.r.l. tax assessment matters discussed above as we believe it is more likely than not that we will ultimately prevail in defending the matters. In addition to any potential increases in our liabilities for uncertain tax positions from the ultimate resolution of these assessments, in other jurisdictions we believe it is reasonably possible that reductions of up to $2.7 million in unrecognized tax benefits may occur within the 12 months following March 31, 2025 upon closing of income tax audits or the expiration of applicable statutes of limitations.

In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2025 and December 31, 2024 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three months ended March 31, 2025 and 2024.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, short-term borrowings, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2025 and December 31, 2024 due to their short-term nature.
NOTE 12. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP shares, incentive shares, and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three months ended March 31, 2025 and 2024 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net income (loss) per share:

Numerator
Net income (loss) - continuing operations	$8,027	$(11,506)
Less: Net income (loss) attributable to noncontrolling interests	381	765
Net income (loss) attributable to common stockholders - continuing operations	7,646	(12,271)
Net income (loss) attributable to common stockholders - discontinued operations	(471)	—
Basic net income (loss) attributable to common stockholders	$7,175	$(12,271)

Denominator
Shares used in computation of basic net income (loss) per share	39,809,354	37,709,971
Weighted-average effect of diluted securities
Stock options	1,594,981	—
RSUs	314,170	—
ESPP Shares	1,150	—
Shares used in computation of diluted net income (loss) per share	41,719,655	37,709,971

Basic net income (loss) per share:
Continuing operations	$0.19	$(0.33)
Discontinued operations	(0.01)	—
Basic net income (loss) per share	$0.18	$(0.33)

Diluted net income (loss) per share:
Continuing operations	$0.18	$(0.33)
Discontinued Operations	(0.01)	—
Diluted net income (loss) per share	$0.17	$(0.33)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2025	2024
Capped call transactions (1)	788,903	3,376,400
Convertible Senior notes due 2026 (2)	788,903	3,376,400
Stock options	—	3,062,500
Convertible Senior notes due 2027 (2)	6,575,268	—
RSUs	8,743	762,967
PSUs	—	422,371
ESPP	—	10,731
Total	8,161,817	11,011,369
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
As of March 31, 2025, there were up to 3,576,093 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs and 954,000 shares issuable upon vesting of outstanding Major Rocket incentive shares that were excluded from the table above as neither the applicable market and performance conditions nor the specified merchant revenue-related profit thresholds were satisfied as of the end of the period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 13. SEGMENT INFORMATION
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two operating and reportable segments: North America and International based on geographically distinct market dynamics. The segment information below reflects the operating results that are regularly provided to and are reviewed by our CODM, who is our CEO, to assess performance and make resource allocation decisions. Our segment information is based on the "management" approach. The "management" approach, as defined within FASB ASC Topic 280, designates the internal reporting used by the CODM for making decisions and assessing performance as the source of our reportable segments. Our measure of segment profitability is contribution profit, defined as net revenues less cost of sales and marketing expenses, as presented below, and is regularly provided to and reviewed by the CODM to allocate resources and assess performance. The CODM assesses our segments’ performance based on contribution profit predominantly in the monthly budget-to-actual variances analysis when making decisions about the allocation of our investment in marketing expenses to each segment. We do not report asset-related information by reportable segment because our CODM does not regularly receive asset information on a reportable segment basis.
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
North America
Local	$85,942	$86,460
Goods	1,512	3,078
Travel	3,659	4,596
Total North America revenue	$91,113	$94,134

International
Local	$22,419	$24,750
Goods	2,263	2,445
Travel	1,392	1,755
Total International revenue	$26,074	$28,950
Total revenue	$117,187	$123,084

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
North America
Revenue	$91,113	$94,134
Cost of revenue
Payment processor fees	6,354	5,658
Other segment items (cost of revenue) (1)	1,887	4,348
Total cost of revenue	8,241	10,006
Marketing
Online marketing	25,927	21,676
Other segment items (marketing) (2)	547	106
Total marketing	26,474	21,782
Segment contribution profit	$56,398	$62,346

International
Revenue	$26,074	$28,950
Cost of revenue
Payment processor fees	1,406	1,466
Other segment items (cost of revenue) (1)	1,242	1,055
Total cost of revenue	2,648	2,521
Marketing
Online marketing	7,102	5,773
Other segment items (marketing) (2)	861	1,254
Total marketing	7,963	7,027
Segment contribution profit	$15,463	$19,402

Total
Total contribution profit for the reportable segments	$71,861	$81,748
Selling, general and administrative	69,840	74,282
Restructuring and related charges	137	96
Income (loss) from operations	1,884	7,370
Other income (expense), net	7,571	(12,682)
Income (loss) continuing operations before provision (benefit) for income taxes	$9,455	$(5,312)
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SUBSEQUENT EVENTS
On April 10, 2025, the Company entered into a sale and purchase agreement and sold a non-core UK-based subsidiary, Giftcloud Ltd ("Giftcloud"), in exchange for cash consideration of €15.5 million, subject to certain adjustments. The subsidiary operates an online platform and smartphone application used for digitizing the traditional form of plastic gift cards. The Company received 95% of the consideration in April 2025 and will receive the remaining 5% of the consideration during the later part of the second quarter 2025.

The net assets subject to this transaction did not meet the criteria for held-for-sale classification as of March 31, 2025.

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
Our gross billings and units for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Gross billings	$386,476	$381,146
Units	8,540	9,125

Our active customers for the trailing twelve months ended March 31, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2025	2024
TTM active customers	15,472	16,130

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
•Contribution Profit measures the amount of marketing investment needed to generate revenue and is defined as net revenues less cost of sales and marketing expense.
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
•Free cash flow is a non-GAAP financial measure that comprises Net cash provided by (used in) operating activities from continuing operations from operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities from continuing operations, refer to our discussion in the Liquidity and Capital Resources section.
The following table presents the above financial metrics for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$117,187	$123,084
Gross profit	106,298	110,557
Contribution profit	71,861	81,748
Adjusted EBITDA	15,326	19,517
Free cash flow	(3,759)	(13,820)
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
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff policy, labor shortages, supply chain challenges and changes in consumer and merchant behavior. In addition, recent and potential future changes to trade and tariff policies may introduce increased pricing volatility and overall uncertainty into our operations. To minimize the impact of macroeconomic conditions on our business, and to create value for our merchants and customers, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Gross billings
Local	$255,656	$231,053	10.6%
Goods	8,621	14,968	(42.4)
Travel	22,242	26,911	(17.3)
Total gross billings	$286,519	$272,932	5.0

Units
Local	5,367	5,102	5.2%
Goods	259	574	(54.9)
Travel	89	108	(17.6)
Total units	5,715	5,784	(1.2)
North America TTM active customers for the trailing twelve months ended March 31, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2025	2024	% Change
TTM active customers	10,466	10,234	2.3%
Comparison of the Three Months Ended March 31, 2025 and 2024:
North America gross billings and TTM active customers increased by $13.6 million and 0.2 million, while units decreased 0.1 million for the three months ended March 31, 2025 compared with the prior year period. As a result of our supply transformation efforts and favorable refund rates our Local category experienced growth in gross billings, active customers and units. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Revenue
Local	$85,942	$86,460	(0.6)%
Goods	1,512	3,078	(50.9)
Travel	3,659	4,596	(20.4)
Total revenue	$91,113	$94,134	(3.2)

Cost of revenue
Local	$7,478	$8,634	(13.4)%
Goods	198	416	(52.4)
Travel	565	956	(40.9)
Total cost of revenue	$8,241	$10,006	(17.6)

Gross profit
Local	$78,464	$77,826	0.8%
Goods	1,314	2,662	(50.6)
Travel	3,094	3,640	(15.0)
Total gross profit	$82,872	$84,128	(1.5)

% of Consolidated revenue	77.8%	76.5%
% of Consolidated cost of revenue	75.7	79.9
% of Consolidated gross profit	78.0	76.1

Comparison of the Three Months Ended March 31, 2025 and 2024:
North America revenue, cost of revenue and gross profit decreased by $3.0 million, $1.8 million and $1.3 million for the three months ended March 31, 2025 compared with the prior year period. While Local billings grew year over year, our Local revenue remained relatively flat as a result of higher redemption rates as well as lower deal margins. Our Goods revenue decrease was driven by a de-emphasis on our Goods category. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Our Travel category showed slight decreased activity year over year due to lower site traffic. Gross profit decreased due to a decrease in revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Marketing	$26,474	$21,782	21.5%
% of Revenue	29.1%	23.1%

Contribution profit	$56,398	$62,346	(9.5)%
Comparison of the Three Months Ended March 31, 2025 and 2024:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended March 31, 2025 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the three months ended March 31, 2025 compared with the prior year period, primarily due to an increase in marketing expense.
International
Operating Metrics
International segment gross billings and units for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Gross billings
Local	$80,478	$85,033	(5.4)%
Goods	12,399	14,481	(14.4)
Travel	7,080	8,700	(18.6)
Total gross billings	$99,957	$108,214	(7.6)

Units
Local	2,446	2,888	(15.3)%
Goods	336	404	(16.8)
Travel	43	49	(12.2)
Total units	2,825	3,341	(15.4)
International TTM active customers for the trailing twelve months ended March 31, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2025	2024	% Change
TTM active customers	5,006	5,896	(15.1)%
Comparison of the Three Months Ended March 31, 2025 and 2024:
International gross billings, units and TTM active customers decreased by $8.3 million, 0.5 million and 0.9 million for the three months ended March 31, 2025 compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in site traffic. There was a year-over-year decrease of $4.6 million in Local gross billings, as well as a decrease of 0.4 million in units, as a direct result of our exit of Italy. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. In addition, there was a $2.4 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Revenue
Local	$22,419	$24,750	(9.4)%
Goods	2,263	2,445	(7.4)
Travel	1,392	1,755	(20.7)
Total revenue	$26,074	$28,950	(9.9)

Cost of revenue
Local	$2,094	$1,919	9.1%
Goods	364	406	(10.3)
Travel	190	196	(3.1)
Total cost of revenue	$2,648	$2,521	5.0

Gross profit
Local	$20,325	$22,832	(11.0)%
Goods	1,899	2,038	(6.8)
Travel	1,202	1,559	(22.9)
Total gross profit	$23,426	$26,429	(11.4)

% of Consolidated revenue	22.2%	23.5%
% of Consolidated cost of revenue	24.3	20.1
% of Consolidated gross profit	22.0	23.9

Comparison of the Three Months Ended March 31, 2025 and 2024
International revenue and gross profit decreased by $2.9 million and $3.0 million, while cost of revenue increased $0.1 million for the three months ended March 31, 2025 compared with the prior year period. The Local category decrease was primarily attributable to the exit of our Local business in Italy and a decline in site traffic. Excluding Italy, the Local category revenue grew year over year. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. Revenue and gross profit also had unfavorable impacts of $0.6 million and $0.5 million from year-over-year changes in foreign currency exchange rates. Although revenue declined year over year due to our exit from Italy, cost of revenue increased slightly, as cloud-related expenses remained unchanged despite reduced headcount.
Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Marketing	$7,963	$7,027	13.3%
% of Revenue	30.5%	24.3%

Contribution profit	$15,463	$19,402	(20.3)%
Comparison of the Three Months Ended March 31, 2025 and 2024:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended March 31, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend paired with decreased revenue year over year.

International contribution profit decreased for the three months ended March 31, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend paired with decreased revenue year over year.
Consolidated Operating Expenses
Operating expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Marketing	$34,437	$28,809	19.5%
Selling, general and administrative (1)	69,840	74,282	(6.0)
Restructuring and related charges	137	96	42.7
Total operating expenses	$104,414	$103,187	1.2

% of Gross profit:
Marketing	32.4%	26.1%
Selling, general and administrative	65.7%	67.2%
(1)The three months ended March 31, 2025 and 2024 include $7.7 million and $2.3 million of stock-based compensation expense and $3.4 million and $5.3 million of depreciation and amortization expense.
Comparison of the Three Months Ended March 31, 2025 and 2024:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended March 31, 2025 compared with the prior year period, due to an increased investment in our North America performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended March 31, 2025 compared with the prior year period, primarily due to a decrease in cloud costs and amortization of internally developed software relating to non-customer facing applications. The decrease was partially offset by an increase in stock-based compensation.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Other income (expense), net	$7,571	$(12,682)
Comparison of the Three Months Ended March 31, 2025 and 2024:
The change in Other income (expense), net for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily related to a $21.9 million favorable change in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The gains, net were primarily driven by the Euro appreciation against the U.S. dollar during the three months ended March 31, 2025.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Provision (benefit) for income taxes	$1,428	$6,194	(76.9)%
Effective tax rate	15.1%	(116.6)%
Comparison of the Three Months Ended March 31, 2025 and 2024:
The effective tax rates for the three months ended March 31, 2025 and 2024 were impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and in the quarter ended March 31, 2025, a benefit due to a tax refund received during the quarter. For the three months ended March 31, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP performance measure that we define as Net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation and other special charges and credits, including items that are unusual in nature or infrequently occurring. Our definition of Adjusted EBITDA may differ from similar measures used by other companies, even when similar terms are used to identify such measures. Adjusted EBITDA is a key measure used by our management and Board to evaluate operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board. However, Adjusted EBITDA is not intended to be a substitute for Net income (loss) from continuing operations.
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three months ended March 31, 2025 and 2024, special charges and credits included charges related to our to our Italy Restructuring Plan, 2022 Restructuring Plan and 2020 Restructuring Plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) from continuing operations, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations	$8,027	$(11,506)
Adjustments:
Stock-based compensation (1)	7,694	2,374
Depreciation and amortization	5,611	9,677
Restructuring and related charges	137	96
Other (income) expense, net	(7,571)	12,682
Provision (benefit) for income taxes	1,428	6,194
Total adjustments	7,299	31,023
Adjusted EBITDA	$15,326	$19,517
(1)     Stock-based compensation excludes expense related to the 2024 Executive PSUs that are required to be settled in cash. Refer to Item 1, Note 7, Stockholder's Equity for more information.

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

The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	At Avg. Q1 2024 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$388,904	$(2,428)	$386,476
Revenue	117,770	(583)	117,187
Cost of revenue	10,960	(71)	10,889
Gross profit	106,810	(512)	106,298
Marketing	34,681	(244)	34,437
Selling, general and administrative	70,616	(776)	69,840
Restructuring and related charges	139	(2)	137
Income (loss) from continuing operations	1,372	512	1,884
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $226.8 million as of March 31, 2025. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the Rights Offering, termination of our Credit Agreement in February 2024, and the Exchange and Subscription Agreements in November 2024, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, as well as the repayment of the 2026 Notes upon maturity in March 2026.
We are subject to claims for tax assessments by foreign jurisdictions, including a proposed Assessment for $123.5 million (€114.2 million), inclusive of estimated incremental interest from the original Assessment. The subsidiary subject to the Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations formerly relating specifically to the local voucher business in Italy. In December 2024, Groupon S.r.l. received an unfavorable ruling at the second-level tax court. The Company continues to believe that the Assessment is without merit and Groupon S.r.l. has appealed to the Italian Supreme Court. If Groupon S.r.l. loses that appeal, Groupon S.r.l. plans to further challenge the Assessment and seek relief in an international mutual agreement procedure that would involve the tax authorities of Ireland and Italy.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. At present, Groupon S.r.l. would be required to deposit provisional amounts equal to two-thirds of the assessed amount. However, Groupon S.r.l. has sought and obtained approval of installment plans whereby the provisional payments may be deposited pro rata in monthly installments over seventy-two months. A third provisional amount (equal to the remaining third of the Assessment) is set to come due in October 2025. However, Groupon S.r.l. filed a motion for a full stay of the provisional payment obligations on April 18, 2025. Groupon S.r.l. expects a hearing on the possible stay of provisional payments to take place in the second or third quarter of 2025. If Groupon S.r.l. does not succeed in staying the provisional payment obligation, Groupon S.r.l. will consider its options, including making monthly installment payments up to the amount of its assets, or undertaking further restructuring actions. The total payments due in 2025 under the terms of the installment plans total $14.2 million (€13.2 million). Such amounts are recorded as Other non-current assets within the Condensed Consolidated Balance Sheets when cash is remitted.
The Company continues to expect that the Assessment will not result in financial exposure that exceeds the amounts disclosed in its Form 8-K, filed on April 15, 2024. We do not expect any related developments to impact the ability of the Company to meet its obligations outside of Groupon S.r.l. See Item 1, Note 10, Income Taxes for additional information.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash provided by (used in):
Operating activities	$(22)	$(10,111)
Investing activities	(3,737)	(3,931)
Financing activities	(454)	35,341
Our free cash flow for the three months ended March 31, 2025 and 2024 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$(22)	$(10,111)
Purchases of property and equipment and capitalized software from continuing operations	(3,737)	(3,709)
Free cash flow	$(3,759)	$(13,820)
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
Net cash provided by (used in) operating activities
For the three months ended March 31, 2025, our net cash used in operating activities from continuing operations was $22.0 thousand as compared with net cash used in operating activities from continuing operations of $10.1 million in the prior period. The increase in operating cash flow for the current period is primarily attributed to the timing of accounts receivable and merchant payable. Specifically, we experienced faster collections from our payment processors, which led to a reduction in accounts receivable. This improvement in cash collections positively impacted our cash flows. Strategic supplier payments in late 2024 decreased merchant payable entering 2025, resulting in a lower beginning merchant payable balance for the current period. We resumed regular payment cycles during the three months ended March 31, 2025 which led to lower merchant payable activity, directly supporting improved cash flow in the current period.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2025, our net cash used in investing activities from continuing operations was $3.7 million as compared with net cash used in investing activities from continuing operations of $3.9 million in the prior period. The investing activities from continuing operations during the three months ended March 31, 2025 remained relatively consistent to the prior period.

Net cash provided by (used in) financing activities
For the three months ended March 31, 2025, our net cash used in financing activities from continuing operations was $0.5 million as compared with net cash provided by financing activities from continuing operations of $35.3 million in the prior period. The year-over-year change from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering, partially offset by an increase of $42.8 million in payments of borrowings under our revolving credit facility for the three months ended March 31, 2024.
Matters related to the Rights Offering and Credit Agreement
On January 22, 2024, we announced the closing of our $80.0 million fully backstopped Rights Offering for shares of our Common Stock. Pursuant to the terms of the Rights Offering, 7,079,646 shares of Common Stock were purchased at $11.30 per share, generating $80.0 million in gross proceeds to the Company.

On February 12, 2024, we prepaid the Payoff Amount to terminate all commitments to extend further credit under the Credit Agreement using a portion of our $80.0 million in proceeds received from the Rights Offering. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement.
See Item 1, Note 5, Financing Arrangements, for additional information regarding the Credit Agreement and Item 1, Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding the Rights Offering.
Matters related to the 2026 Notes and 2027 Notes
In 2021, we issued the 2026 Notes in the principal amount of $230.0 million.
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%.
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
The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually March 15 and September 15 of each year, and will mature March 15, 2027, subject to earlier repurchase or conversion. We may be required to pay additional interest of 2.5% per annum of the 2027 Notes in the event that we fail to pledge certain assets as part of the collateral for the 2027 Notes, unless such assets are sold, by November 20, 2025.
See Item 1, Note 5, Financing Arrangements, for additional information regarding the 2026 Notes and 2027 Notes.
Other Liquidity and Capital Resource matters
As of March 31, 2025, we had $85.4 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2025, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2025.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, refer to the critical accounting estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lessor extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. For the three months ended March 31, 2025, we derived approximately 22.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $12.3 million. The potential increase in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $1.2 million. This compares with a $8.3 million working capital surplus subject to foreign currency exposure as of December 31, 2024, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $0.8 million.
Interest Rate Risk
Our cash balance as of March 31, 2025, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes and 2027 Notes have an aggregate principal amount of $53.7 million and $196.2 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes and 2027 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 5, Financing Arrangements, for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2025.
Notwithstanding the material weakness in our internal control over financial reporting, our CEO and CFO have concluded that the Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.
Remediation Plan and Status
Management, with the oversight of the audit committee of our Board, continues to dedicate resources and efforts to improve our internal controls over financial reporting and has taken the following actions towards remediating the material weakness relating to complex manual calculations.
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
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, management did not identify changes that occurred in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, except as supplemented below.
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
To the extent any of the recently enacted tariffs remain in place for a sustained period of time, or in the event a global or domestic economic downturn results therefrom, the disposable income of our customers could be significantly reduced, which may result in a decline in demand for some or all our goods and services, which could adversely affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2025, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of March 31, 2025, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides information about purchases of shares of our Common Stock during the three months ended March 31, 2025 related to shares withheld upon vesting of RSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2025	7,036	$10.65	—	—
February 1-28, 2025	556	12.98	—	—
March 1-31, 2025	1,825	16.52	—	—
Total	9,417	$11.93	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Major Rocket Incentive Shares
On March 11, 2025, the Company entered into the Major Rocket Agreement with Major Rocket. Pursuant to this Major Rocket Agreement, Major Rocket will provide marketing services in North America including sourcing and facilitation of contracts for enterprise offerings on Groupon’s platform. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial benchmarks measured on an annual basis during the three-year term of the Major Rocket Agreement. The benchmarks are based on the funds Groupon receives from offerings that Major Rocket sources and range in amount from $10 million to $25 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of the Company’s common stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares. Any shares so issued would be subject to the achievement of the above-noted benchmarks and are expected to be issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. If such issuance occurs, the Company will not receive any cash proceeds from any such issuance. The Major Rocket Agreement also grants Groupon the unilateral option to invoke a one-year transition period agreement after the conclusion of the term of the agreement, during which Major Rocket would continue to undertake responsibilities relating to the facilitation of commercial agreements between Groupon and third party merchants (including the facilitation of the transfer of merchant contracts directly to Groupon) in exchange for a fixed fee of $25,000 per month and additional performance based incentives, both of which are to be paid in cash.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Major Rocket Agreement, dated March 11, 2025 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 11, 2025)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2025.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer