Form 10-Q
period 2025-06-30
Groupon, Inc.
filed 2025-08-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐        No  ☒
As of August 4, 2025, there were 40,425,985 shares of the registrant's Common Stock outstanding.

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

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2026 Notes
2027 Notes	The Company’s 6.250% convertible senior secured notes due March 2027
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.00001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024

Exchange Agreement	The privately-negotiated agreements entered into on July 2, 2025, in relation to the 2030 Notes.
Expiration Date	January 17, 2024, 5:00 p.m., New York City time, representing the date the subscription period for the Rights Offering expired
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy 2012 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
Italy 2017 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transactions occurring in 2017
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
Supplemental Indenture
On July 2, 2025, the Company entered into a First Supplemental Indenture by and among itself, the guarantors signatory thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent

TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate, including whether our Italian subsidiary's agreement with Italian tax authorities (to resolve certain Italian tax matters) is approved, and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2030 Notes, 2026 Notes and 2027 Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$262,575	$228,843
Accounts receivable, net	25,414	34,153
Prepaid expenses and other current assets	55,793	52,365
Total current assets	343,782	315,361
Property, equipment and software, net	16,499	17,827
Right-of-use assets - operating leases, net	7,589	6,041
Goodwill	178,685	178,685
Intangible assets, net	3,950	4,738
Investments	74,823	74,823
Deferred income taxes	6,227	6,071
Other non-current assets	15,848	9,144
Total assets	$647,403	$612,690
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$33,473	$—
Accounts payable	10,607	11,311
Accrued merchant and supplier payables	203,563	196,350
Accrued expenses and other current liabilities	111,865	97,765
Total current liabilities	359,508	305,426
Convertible senior notes, net	213,430	246,013
Operating lease obligations	4,455	3,604
Other non-current liabilities	18,689	16,596
Total liabilities	596,082	571,639
Commitments and contingencies (see Note 7)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 50,718,261 shares issued and 40,424,144 shares outstanding at June 30, 2025; 50,090,026 shares issued and 39,795,909 shares outstanding at December 31, 2024	5	5
Additional paid-in capital	2,457,594	2,441,656
Treasury stock, at cost, 10,294,117 shares at June 30, 2025 and December 31, 2024	(922,666)	(922,666)
Accumulated deficit	(1,481,402)	(1,508,914)
Accumulated other comprehensive income (loss)	(2,335)	30,734
Total Groupon, Inc. stockholders' equity (deficit)	51,196	40,815
Noncontrolling interests	125	236
Total equity (deficit)	51,321	41,051
Total liabilities and equity (deficit)	$647,403	$612,690

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$125,702	$124,615	$242,889	$247,699
Cost of revenue	11,276	11,948	22,165	24,475
Gross profit	114,426	112,667	220,724	223,224
Operating expenses:
Marketing	41,399	36,520	75,836	65,329
Selling, general and administrative	70,669	77,212	140,509	151,610
Restructuring and related charges (credits)	(46)	(379)	91	(283)
Gain on sale of assets	—	(5,044)	—	(5,160)
Gain on sale of business	(10,650)	—	(10,650)	—
Total operating expenses	101,372	108,309	205,786	211,496
Income (loss) from operations	13,054	4,358	14,938	11,728
Other income (expense), net	18,466	(4,483)	26,037	(17,165)
Income (loss) from continuing operations before provision (benefit) for income taxes	31,520	(125)	40,975	(5,437)
Provision (benefit) for income taxes	10,927	9,287	12,355	15,481
Income (loss) from continuing operations	20,593	(9,412)	28,620	(20,918)
Income (loss) from discontinued operations, net of tax	—	—	(471)	—
Net income (loss)	20,593	(9,412)	28,149	(20,918)
Net (income) loss attributable to noncontrolling interests	(256)	(623)	(637)	(1,388)
Net income (loss) attributable to Groupon, Inc.	$20,337	$(10,035)	$27,512	$(22,306)

Basic net income (loss) per share:
Continuing operations	$0.51	$(0.25)	$0.70	$(0.58)
Discontinued operations	—	—	(0.01)	—
Basic net income (loss) per share	$0.51	$(0.25)	$0.69	$(0.58)

Diluted net income (loss) per share:
Continuing operations	$0.46	$(0.25)	$0.65	$(0.58)
Discontinued operations	—	—	(0.01)	—
Diluted net income (loss) per share	$0.46	$(0.25)	$0.64	$(0.58)

Weighted average number of shares outstanding:
Basic	40,034,041	39,430,656	39,922,318	38,570,401
Diluted	50,780,325	39,430,656	43,357,429	38,570,401

Comprehensive income (loss):
Net income (loss)	$20,593	$(9,412)	$28,149	$(20,918)
Other comprehensive income (loss) from continuing operations
Net change in unrealized gain (loss) on foreign currency translation adjustments	(22,698)	4,602	(33,069)	16,954
Other comprehensive income (loss) from continuing operations	(22,698)	4,602	(33,069)	16,954
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(22,698)	4,602	(33,069)	16,954

Comprehensive income (loss)	(2,105)	(4,810)	(4,920)	(3,964)
Comprehensive income attributable to noncontrolling interests	(256)	(623)	(637)	(1,388)
Comprehensive income (loss) attributable to Groupon, Inc.	$(2,361)	$(5,433)	$(5,557)	$(5,352)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	7,175	(10,371)	(3,196)	381	(2,815)
Vesting of RSUs	19,805	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,509	—	67	—	—	—	—	67	—	67
Tax withholdings related to net share settlements of stock-based compensation awards	(9,417)	—	44	—	—	—	—	44	—	44
Stock-based compensation on equity-classified awards	—	—	7,749	—	—	—	—	7,749	—	7,749
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(439)	(439)
Balance at March 31, 2025	50,106,923	$5	$2,449,516	(10,294,117)	$(922,666)	$(1,501,739)	$20,363	$45,479	$178	$45,657
Comprehensive income (loss)	—	—	—	—	—	20,337	(22,698)	(2,361)	256	(2,105)
Vesting of RSUs and PSUs	782,062	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(170,724)	—	(5,772)	—	—	—	—	(5,772)	—	(5,772)
Stock-based compensation on equity-classified awards		—	11,055	—	—	—	—	11,055	—	11,055
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(309)	(309)
Unwind of capped call transactions	—	—	2,795	—	—	—	—	2,795	—	2,795
Balance at June 30, 2025	50,718,261	$5	$2,457,594	(10,294,117)	$(922,666)	$(1,481,402)	$(2,335)	$51,196	$125	$51,321

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618					79,619		79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425
Comprehensive income (loss)	—	—	—	—	—	(10,035)	4,602	(5,433)	623	(4,810)
Vesting of RSUs	877,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,446)	—	(1,967)	—	—	—	—	(1,967)	—	(1,967)
Stock-based compensation on equity-classified awards		—	6,465	—	—	—	—	6,465	—	6,465
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(703)	(703)
Balance at June 30, 2024	49,998,258	$5	$2,423,780	(10,294,117)	$(922,666)	$(1,472,193)	$11,307	$40,233	$177	$40,410
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$28,149	$(20,918)
Less: Income (loss) from discontinued operations, net of tax	(471)	—
Income (loss) from continuing operations	28,620	(20,918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	9,273	15,411
Amortization of acquired intangible assets	761	2,206
Stock-based compensation	16,476	8,792
Foreign currency (gains) losses, net	(19,973)	13,660
Foreign VAT assessments	—	4,092
Gain on sale of assets	—	(5,160)
Gain on sale of business	(10,650)	—
Change in assets and liabilities:
Accounts receivable	4,369	8,259
Prepaid expenses and other current assets	(2,969)	14,095
Right-of-use assets - operating leases	1,508	1,258
Accounts payable	(872)	(4,151)
Accrued merchant and supplier payables	1,108	(34,660)
Accrued expenses and other current liabilities	11,306	3,425
Operating lease obligations	(1,856)	(3,843)
Payment for early lease termination	—	(1,832)
Other, net	(8,704)	4,555
Net cash provided by (used in) operating activities from continuing operations	28,397	5,189
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	28,397	5,189
Investing activities
Purchases of property and equipment and capitalized software	(6,967)	(8,183)
Proceeds from sale of assets, net	—	9,116
Proceeds from sale of business, net	13,991	—
Acquisitions of intangible assets and other investing activities	—	(561)
Net cash provided by (used in) investing activities from continuing operations	7,024	372
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	7,024	372
Financing activities
Payments of borrowings under revolving credit agreement	—	(42,776)
Proceeds from Rights Offering, net of issuance costs	—	79,619
Taxes paid related to net share settlements of stock-based compensation awards	(2,457)	(1,256)
Other financing activities	(681)	(1,967)
Net cash provided by (used in) financing activities	(3,138)	33,620
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,842	(365)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,125	38,816
Cash, cash equivalents and restricted cash, beginning of period (1)	262,569	167,638
Cash, cash equivalents and restricted cash, end of period (1)	$296,694	$206,454

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$4,275	$1,719
Income tax payments	11,796	6,952
Cash paid for amounts included in the measurement of operating lease liabilities	(199)	3,521
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	2,779	2,142
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$72	$(315)

(1)     The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of June 30, 2025, December 31, 2024, June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$262,575	$228,843	$178,089	$141,563
Restricted cash included in prepaid expenses and other current assets	34,119	33,726	28,365	26,075
Cash, cash equivalents and restricted cash	$296,694	$262,569	$206,454	$167,638
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
Our operations are organized into two segments: North America and International. See Note 14, Segment Information, for more information.
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
In connection with the dispositions of our operations in Latin America in 2017, we recorded indemnification liabilities for certain tax assessments and other matters which were presented in income (loss) from discontinued operations. During the six months ended June 30, 2025, we recorded an additional accrual related to one of the assessments under the indemnification which is presented in income (loss) from discontinued operations. See Note 7, Commitments and Contingencies, for additional information.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and six months ended June 30, 2025.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, requiring the Company to disclose specified additional information in its income tax rate reconciliation, including additional information for reconciling items that meet a quantitative threshold and provide enhanced disclosures related to income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 and will likely result in the required additional disclosures being included in the footnotes to our consolidated financial statements on either a prospective or retrospective basis upon adoption. The Company is assessing the effect this guidance may have on our disclosures.
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
NOTE 2. BUSINESS DISPOSITIONS
On April 10, 2025, the Company completed the sale of Giftcloud. Giftcloud is a non-core, UK-based business specializing in digitizing traditional plastic gift cards through an online platform and smartphone application. The Company sold 100% of Giftcloud shares in exchange for cash consideration of $17.1 million. The net proceeds received in the second quarter equate to $14.0 million, as the agreement included a holdback amount, subject to final adjustments. The remaining cash consideration was received in July 2025. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the six months ended June 30, 2025.

We recognized a pre-tax gain on the sale of $10.7 million that is presented within Gain on sale of business on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025. The gain represents the excess of the net proceeds over the carrying value of the net assets sold and immaterial transaction costs.

The financial results of Giftcloud are presented within our International segment within income from continuing operations through the disposition date. Those financial results were not material for the three and six months ended June 30, 2025.
NOTE 3. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of June 30, 2025 and December 31, 2024, the balance of our goodwill was $178.7 million. There was no goodwill activity during the six months ended June 30, 2025 and 2024. All goodwill is within our North America segment.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$17,392	$17,392	$—	$18,576	$18,576	$—
Trade names	9,231	9,003	228	9,425	9,027	398
Patents	1,250	1,100	150	1,250	1,008	242
Other intangible assets	10,530	6,958	3,572	10,483	6,385	4,098
Total	$38,403	$34,453	$3,950	$39,734	$34,996	$4,738
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.4 million and $0.6 million for the three months ended June 30, 2025 and 2024 and $0.8 million and $2.2 million for the six months ended June 30, 2025 and 2024. As of June 30, 2025, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2025	$724
2026	1,220
2027	1,069
2028	853
2029	84
Thereafter	—
Total	$3,950
NOTE 4. INVESTMENTS
As of June 30, 2025 and December 31, 2024, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp, and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and six months ended June 30, 2025 and 2024.
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	June 30, 2025 and December 31, 2024
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 5. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$9,082	$11,319
Income taxes receivable	1,593	2,686
Restricted cash (1)	34,119	33,726
Receivable for unwind of capped call transactions	2,732	—
2030 Notes debt issuance costs	2,216	—
Other	6,051	4,634
Total prepaid expenses and other current assets	$55,793	$52,365
(1)    Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 6, Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Deferred contract acquisition costs, net	$3,602	$3,211
Security deposits	2,777	2,983
Provisional tax payments (1)	9,143	2,402
Other	326	548
Total other non-current assets	$15,848	$9,144
(1)    Relates to provisional payments remitted under the installment plans for Groupon S.r.l. See Note 11. Income Taxes for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Customer credits	$24,240	$22,349
Accrued marketing	14,682	15,118
Compensation and benefits	14,745	11,436
Foreign VAT assessments (1)	9,404	8,355
Accrued consulting and professional fees	4,141	4,429
Refunds reserve	4,288	4,328
Deferred revenue	1,586	4,130
Current portion of lease obligations	3,575	3,317
Income taxes payable	6,218	2,691
Accrued interest	3,772	1,509
Accrued tax withholdings related to net share settlements of stock-based compensation awards	3,440	169
Other	21,774	19,934
Total accrued expenses and other current liabilities	$111,865	$97,765
(1)    See Note 7, Commitments and Contingencies, for additional information.

The following table summarizes Other non-current liabilities as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Contingent income tax liabilities	$15,521	$13,358
Deferred income taxes	2,095	1,918
Other	1,073	1,320
Total other non-current liabilities	$18,689	$16,596
The following table summarizes Other income (expense), net for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,442	$1,289	$2,807	$2,331
Interest expense	(3,875)	(1,917)	(7,846)	(3,926)
Foreign currency gains (losses), net and other (1)	20,899	(3,855)	31,076	(15,570)
Other income (expense), net	$18,466	$(4,483)	$26,037	$(17,165)
(1)     Foreign currency gains (losses), net and other for the three and six months ended June 30, 2025 and 2024 is primarily due to foreign currency fluctuations on intercompany balances with our subsidiaries.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 6. FINANCING ARRANGEMENTS
Convertible Senior Notes due 2030

On July 2, 2025, the Company issued $244.1 million aggregate principal amount of its 4.875% Convertible Senior Notes due 2030 (the “2030 Notes”), pursuant to an indenture, dated as of July 2, 2025 (the "2030 Notes Indenture"), by and between the Company and U.S. Bank Trust Company, National Association, as trustee, consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes, and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes, with a limited number of 2030 Notes Offering Participants.

The 2030 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025, and will mature on June 30, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate of the 2030 Notes is 18.503 shares of Company Common Stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $54.04 per share, subject to customary adjustments. The 2030 Notes will be convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election.
The 2030 Notes Indenture contains customary provisions relating to events of default. If an event of default occurs and is continuing, the principal amount of the 2030 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2030 Notes and any accrued and unpaid interest would automatically become immediately due and payable. The 2030 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $75.0 million.

Supplemental Indenture

On July 2, 2025, the Company entered into a First Supplemental Indenture (the “Supplemental Indenture”), by and among itself, the guarantors signatory thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent. The Supplemental Indenture deletes in their entirety substantially all of the negative covenants and related provisions from the 2027 Notes Indenture, and releases all of the liens on the collateral securing the obligations under the 2027 Notes.

As the 2030 Notes were issued on July 2, 2025, the Company is currently evaluating the impact of the 2030 Notes on its condensed consolidated financial statements as of, and for the period ending, September 30, 2025.

Convertible Senior Secured Notes due 2027

In November 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes to the 2027 Notes Offering Participants in a private offering. The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 7.17%. The 2027 Notes will mature on March 15, 2027, subject to earlier repurchase or conversion.
The initial conversion rate of the 2027 Notes is 33.333 shares of Common Stock, which is the equivalent to an initial conversion price of approximately $30 per share, subject to customary adjustments. The 2027 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company's election. As a result of entering into the Supplemental Indenture, the Company is released of its obligation to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it failed to sell or pledge certain of its assets as part of the collateral for the 2027 Notes. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change. The 2027 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $35.0 million.
The carrying amount of the 2027 Notes consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Fair value of principal recorded at issuance (1)	$196,210	$196,210
Less: debt discount	(2,780)	(3,483)
Total	$193,430	$192,727
(1)    The principal of the 2027 Notes was recorded at fair value of $196.2 million, which is equal to the exchanged principal of $176.3 million and cash consideration received of $19.9 million.
We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of June 30, 2025 and December 31, 2024 was $268.7 million and $192.0 million and was determined using a lattice model.

For the three and six months ended June 30, 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2025
Contractual interest	$3,082	$6,164
Amortization of debt discount	379	751
Total	$3,461	$6,915

Following the issuance of the 2030 Notes and partial exchange of the 2027 Notes in July 2025, the remaining outstanding principal of the 2027 Notes was $47.3 million.

Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of 2026 Notes in a private offering to qualified institutional buyers. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion. In connection with the issuance of the 2027 Notes in November 2024, the Company exchanged $176.3 million aggregate principal amount of 2026 Notes held by the 2026 Notes Offering Participants for $176.3 million aggregate principal amount of the 2027 Notes.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.6800 shares of Common Stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. The 2026 Notes are convertible into cash, shares of our Common Stock, or any combination of cash and shares of our Common Stock. Upon the occurrence of a make-whole fundamental change, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption. The 2026 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50.0 million.
The carrying amount of the 2026 Notes consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$53,740	$53,740
Less: debt discount	(267)	(454)
Net carrying amount of liability component	$53,473	$53,286
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of June 30, 2025 and December 31, 2024 was $52.3 million and $48.7 million and was determined using a lattice model.
During the three and six months ended June 30, 2025 and 2024, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest	$151	$647	$302	$1,377
Amortization of debt discount	94	394	187	785
Total	$245	$1,041	$489	$2,162

Following the issuance of the 2030 Notes and partial exchange of the 2026 Notes in July 2025, the remaining outstanding principal of the 2026 Notes was $33.7 million.
Capped Call Transactions
In connection with the issuance of the 2026 Notes, we entered into privately-negotiated capped call transactions. The capped call transactions cover, subject to customary adjustments, the number of shares of Common Stock initially underlying the 2026 Notes. The capped call transactions are expected generally to reduce potential dilution to our Common Stock upon any conversion of the 2026 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, with such reduction and/or offset subject to a cap initially equal to $104.80, which represents a premium of 100% over the last reported sale price of our Common Stock on The Nasdaq Global Select Market on March 22, 2021, subject to certain adjustments under the terms of the capped call transactions.
No changes to the capped call transactions occurred in connection with the Exchange and Subscription agreements pertaining to the issuance of the 2027 Notes in November 2024.
In June 2025, in connection with the issuance of the 2030 Notes and partial exchange of the 2026 Notes, the Company entered into agreements with the bank counterparties to collectively unwind and terminate 196,200 capped call transactions, which is equal to the proportion of the total principal of the 2026 Notes that was exchanged for the 2027 Notes and 2030 Notes. Upon entering into the unwind and termination agreements, the Company determined the related portion of the capped call transactions no longer met the criteria for equity classification. Accordingly, the Company remeasured the related portion of the capped call transactions and reclassified $2.7 million from Additional paid-in-capital to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets as of June 30, 2025. In July 2025, the Company subsequently received cash proceeds of $2.7 million for the settlement of the capped call transactions.
The remaining capped call transactions continue to be accounted for as freestanding financial instruments and recorded at the initial fair value in additional paid-in-capital in the Condensed Consolidated Balance Sheets with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.
Revolving Credit Agreement
In February 2024, we prepaid $43.1 million to terminate all commitments to access further credit under the Credit Agreement using a portion of the $80.0 million in proceeds received from the Rights Offering. See Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding the Rights Offering. The Payoff Amount included $42.8 million in principal, $0.1 million in interest and $0.2 million in fees. The terms of the Rights Offering permit the Company to use the proceeds for general corporate purposes, including the repayment of debt. We were not subject to any early termination penalties under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our pre-existing Cash Collateral Agreement.
The amounts committed to letters of credit under the Cash Collateral Agreement and Credit Agreement as of June 30, 2025 and December 31, 2024 were $32.8 million and $33.7 million. Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash, which is presented in Prepaid expense and other current assets on the Condensed Consolidated Balance Sheets. See Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of June 30, 2025 and through the date of this report, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
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
On October 31, 2024, we learned the highest-level court declined to hear our appeal related to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.5 million, inclusive of penalties and interest through June 30, 2025. This assessment became final and due during the fourth quarter of 2024 and is expected to be paid in 2025. The related obligation for this assessment is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2025. We currently have a bank guarantee of $4.1 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2025.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $4.9 million, inclusive of penalties and interest through June 30, 2025. During 2024, we received a negative ruling at the lowest level court and subsequently lodged an appeal to the second-level court to assert factual and legal challenges to this assessment. Also in 2024, we recorded a contingent liability of $4.6 million in our Condensed Consolidated Balance Sheets after concluding that an adverse outcome was probable. During the current quarter, there have been no updates related to the appeal, and a contingent liability of $4.6 million is recorded as of June 30, 2025. We currently have a bank guarantee of $4.4 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2025.
A Groupon subsidiary in Italy, Groupon S.r.l., is presently litigating a tax dispute with the Italian tax authorities relating to the $134.4 million Italy 2012 Assessment, inclusive of taxes, penalties and interest through June 30, 2025. Refer to Note 11, Income Taxes for additional information.
In addition, third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. We are subject to intellectual property disputes, including patent infringement claims, and expect that we will continue to be subject to intellectual property infringement claims as our services expand in scope and complexity. In the past and/or at present, we have litigated patent infringement and other intellectual property-related claims, including pending litigation or trademark disputes relating to, for example, our Goods category, some of which involved or could have involved potentially substantial claims for damages or injunctive relief. We may also become more vulnerable to third-party claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts, and we become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries are either unclear or less favorable. We believe that additional lawsuits alleging that we have violated patent, copyright or trademark laws may be filed against us. Intellectual property claims, whether meritorious or not, are time-consuming and often costly to resolve, could require expensive changes in our methods of doing business or the goods we sell, or could require us to enter into costly royalty or licensing agreements.
We also are subject to consumer claims or lawsuits relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy-related claims or lawsuits, whether meritorious or not, could be time-consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require us to change our business practices, sometimes in expensive ways.
We are also subject to, or in the future may become subject to, a variety of regulatory inquiries, audits, and investigations across the jurisdictions where we conduct our business, including, for example, inquiries related to consumer protection, employment matters and/or hiring practices, marketing practices, tax, unclaimed property and privacy rules and regulations. Any regulatory actions against us, whether meritorious or not, could be time-consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, require us to change our business practices in expensive ways, require significant amounts of management time, result in the diversion of significant operational resources, materially damage our brand or reputation, or otherwise harm our business.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We establish an accrued liability for loss contingencies related to legal, regulatory and indirect tax matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses, and in such cases, there may be an exposure to loss in excess of the amounts accrued. For certain of the matters described above, there are inherent and significant uncertainties based on, among other factors, the stage of the proceedings, developments in the applicable facts of law, or the lack of a specific damage claim. However, we believe that the amount of reasonably possible losses in excess of the amounts accrued for those matters would not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows. Our accrued liabilities for loss contingencies related to legal, regulatory and indirect tax matters may change in the future as a result of new developments, including, but not limited to, the occurrence of new legal matters, changes in the law or regulatory environment, adverse or favorable rulings, newly discovered facts relevant to the matter, or changes in the strategy for the matter. Regardless of the outcome, litigation and other regulatory matters can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Our remaining indemnification liabilities were $2.8 million as of June 30, 2025.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon will appeal to the third tier court. For one of the matters to be appealed, in the first quarter, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case and the Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.5 million, including interest and penalties, which is presented within Income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2025.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications, inclusive of the contingent liability of $0.5 million recorded during the six months ended June 30, 2025, should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs, 2025 PSUs, 2024 Executive PSUs and PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of June 30, 2025, 4,540,891 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the six months ended June 30, 2025:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	711,346	$11.18
Granted	238,334	18.84
Vested	(244,887)	12.99
Forfeited	(56,970)	11.68
Reclassified from Liability (1)	109,120	33.91
Unvested at June 30, 2025	756,943	$16.24
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
As of June 30, 2025, $9.5 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.5 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the six months ended June 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	3,062,500	$6.00	1.25	$18,834
Outstanding at June 30, 2025	3,062,500	6.00	0.75	84,066
Exercisable at June 30, 2025	3,062,500	$6.00	0.75	$84,066
As of June 30, 2025, all compensation costs related to unvested stock options granted under the 2011 Plan were recognized. The total fair value of shares vested during the six months ended June 30, 2025 was $0.4 million.
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
Performance Share Units
During the second quarter, the Company granted awards for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition (the "2025 PSUs"). Vesting of our 2025 PSUs, 2024 Executive PSUs and PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance and market conditions have been achieved.

2025 PSUs
We granted 2025 PSUs in May and June, 2025. The 2025 PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2026 and ending on May 1, 2028. The 2025 PSUs have four stock price hurdles: $19.75, $26.76, $31.01, and $68.82, based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2025 PSUs are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after May 1, 2026; (ii) an additional 33% of the award will be met after May 1, 2027; and (iii) the final 34% of the award will be met after May 1, 2028. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The requisite service condition period for each award exceeds the derived service period and therefore we recognize the expense over the requisite service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the 2025 PSUs are outlined in the following table:

2025 PSUs
May 20, 2025 (1)
Dividend yield	0.00%
Risk-free interest rate	3.91%
Expected volatility	98.88%
Requisite service period (in years)	2.95
(1)    Only one award of 2025 PSUs was granted in June 2025. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes 2025 PSU activity for the six months ended June 30, 2025:

	2025 PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	—	$—
Granted	1,647,841	24.47
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2025	1,647,841	$24.47

As of June 30, 2025, we had unrecognized compensation costs related to unvested 2025 PSUs of $37.4 million. The cost is expected to be recognized over a remaining weighted-average period of 1.85 years.
2024 Executive PSUs
Equity-classified 2024 Executive PSUs
We granted 2024 Executive PSUs on June 12, 2024 and October 14, 2024. The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2025 and ending on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82 based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award was met on May 1, 2025; (ii) an additional 33% of the award will be met after May 1, 2026; and (iii) the final 34% of the award will be met after May 1, 2027. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The requisite service condition period for each award exceeds the derived service period and therefore we recognize the expense over the requisite service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the equity-classified 2024 Executive PSUs by grant date are outlined in the following table:

	Equity-classified 2024 Executive PSUs
	June 12, 2024	October 14, 2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%
Expected volatility	95.73%	98.70%
Requisite service period (in years)	2.88	2.54

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes equity-classified 2024 Executive PSU activity for the six months ended June 30, 2025:

	Equity-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	3,698,064	$13.29
Granted	—	—
Vested	(556,980)	13.26
Forfeited	(329,627)	13.59
Reclassified from Liability (1)	130,683	28.54
Unvested at June 30, 2025	2,942,140	$13.94
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
As of June 30, 2025, we had unrecognized compensation costs related to unvested equity-classified 2024 Executive PSUs of $17.1 million. The cost is expected to be recognized over a remaining weighted-average period of 1.44 years.
In May 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 287,115 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee’s determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs.
In June 2025, the second stock price hurdle of $20.14 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 269,865 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee's determinations as to the satisfaction of the other requirements for such Executive PSUs.
On August 5, 2025, the third stock price hurdle of $31.01 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, up to 299,335 equity-classified 2024 Executive PSUs are eligible to vest subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such Executive PSUs.
Liability-classified 2024 Executive PSUs
In October 2024, the Compensation Committee approved a cash incentive award, which was required to be settled in cash upon vesting. The award was subject to the same market, performance and service conditions as the 2024 Executive PSUs. Upon vesting, the cash settlement, if any, would have been calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. The Company's compensation plan limits cash awards to $5.0 million per annum with any amount in excess of $5.0 million to be paid the following year. The related award obligation was presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
In May 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, the equivalent of up to 21,563 liability-classified 2024 Executive PSUs were eligible to be settled in cash subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs. The cash settlement of $561K was paid during the second quarter of 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In June 2025, the second stock price hurdle of $20.14 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. In the same month, the Compensation Committee approved a modification to the award to require settlement in shares of the Company's Common Stock. As a result of this change, the award was reclassified from a liability-classified award to an equity-classified award, effective as of the modification date. The modification did not affect the market, performance, or service conditions, nor any other terms of the award, aside from the change in settlement method. For the portion attributable to the first and second stock price hurdles but not yet settled in cash, the award was exchanged for RSUs. For the portion attributable to the third and forth stock price hurdles, the award was exchanged for equity-classified PSUs.
The Company reclassified the fair value of the liability as of the modification date to Additional paid-in-capital and will recognize any remaining unrecognized compensation cost on a straight-line basis over the remaining requisite service period. The fair value of the awards immediately before the modification, which was used as the basis for the reclassification, was $2.2 million.
The fair value of the modified, equity-classified award as of the modification date was estimated using a Monte Carlo simulation. The key inputs used in the initial Monte Carlo simulation for the modified units originally granted in October 2024 were the risk-free rate of 3.86%, dividend yield of 0.00%, and our stock price volatility of 98.70%. The key inputs used in the Monte Carlo simulation for the modified units originally granted in October 2024 were a risk-free rate of 3.71%, dividend yield of 0.00%, and a stock price volatility of 98.59%.
The table below summarizes activity related to the liability-classified 2024 Executive PSUs for the quarter ended June 30, 2025, as a result of the modification:

	Liability-classified Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	261,365	$6.70
Granted	—	—
Vested	(21,562)	6.70
Forfeited	—	—
Reclassified to Equity	(239,803)	$6.70
Unvested at June 30, 2025	—	$—
The Company had no liability-classified share-based compensation awards outstanding as of as of June 30, 2025. We recorded $1.9 million of incremental stock-based compensation expense during the three and six months ended June 30, 2025 as a result of the modification.
PSUs
We have granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2024, no shares were issued upon vesting in April 2025 as the specified performance conditions were not met by the end of the performance period.
The table below summarizes PSU activity for the six months ended June 30, 2025:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	16,417	$16.68
Granted	—	—
Vested	—	—
Forfeited	(16,417)	16.68
Unvested at June 30, 2025	—	$—
Major Rocket Incentive Shares
On March 11, 2025, the Company entered into a marketing agreement with Major Rocket with a three-year contractual term beginning January 1, 2025. Pursuant to the Major Rocket Agreement, Major Rocket

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
provides marketing services in North America including sourcing and facilitation of contracts for enterprise offerings on Groupon’s platform. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial benchmarks ranging in amount from $10 million to $25 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of the Common Stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares.
The award is equity-classified under FASB ASC Topic 718, Compensation - Stock Compensation, given the Company's intent and ability to settle the awards in shares of Common Stock. The total compensation expense is measured at the grant-date fair value of the maximum number of shares issuable, which was approximately $9.3 million, based on the grant date share price as of March 11, 2025. Compensation expense will be recognized over the service period as Major Rocket’s services are received through December 31, 2027, or earlier if all the financial benchmarks are met before then, and only when achievement of these benchmarks becomes probable.
As of June 30, 2025, we recognized $0.5 million of stock-based compensation expense within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations, as the achievement of one of these benchmarks was deemed probable to vest based on forecasted results through the end of 2027.
Rights Offering
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 9. REVENUE RECOGNITION
Refer to Note 14, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2025 and 2024.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2025 (in thousands):

Customer Credits
Balance as of December 31, 2024	$22,349
Credits issued	47,780
Credits redeemed (1)	(41,882)
Breakage revenue recognized	(4,318)
Foreign currency translation	311
Balance as of June 30, 2025	$24,240
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, deferred contract acquisition costs were $4.8 million and $4.2 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.6 million and $1.5 million of deferred contract acquisition costs for the three months ended June 30, 2025 and 2024 and $3.1 million and $3.0 million of deferred contract acquisition costs for the six months ended June 30, 2025 and 2024.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the six months ended June 30, 2025 (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$2,673
Change in provision	(581)
Write-offs	364
Foreign currency translation	4
Balance as of June 30, 2025	$2,460
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $3.9 million and $7.5 million for the three months ended June 30, 2025 and 2024 and $4.5 million and $10.1 million for the six months ended June 30, 2025 and 2024. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 10. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We have incurred pre-tax charges of $2.2 million since the inception of the Italy Restructuring Plan, substantially all of which have been paid in cash as of March 31, 2024 and relate to employee severance and compensation benefits. The Italy Restructuring Plan included a reduction of 33 positions locally, all of which were completed as of December 31, 2024. During the three and six months ended June 30, 2025, we recorded an immaterial amount of Restructuring and related charges and (credits) for this plan in the Condensed Consolidated Statements of Operations.

2022 and 2020 Restructuring Plans
During the three and six months ended June 30, 2025 and and 2024, we recorded an immaterial amount of Restructuring and related charges and (credits) under the 2022 and 2020 Restructuring Plans in the Condensed Consolidated Statements of Operations, primarily related to the release of our estimated accruals for certain severance benefits upon expiration of the eligible payout period or resolution.
NOTE 11. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision (benefit) for income taxes	$10,927	$9,287	$12,355	$15,481
Income (loss) from continuing operations before provision (benefit) for income taxes	$31,520	$(125)	$40,975	$(5,437)
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and six months ended June 30, 2025 and 2024 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and six months ended June 30, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2025 and December 31, 2024 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
We are subject to claims for tax assessments by foreign jurisdictions, including a proposed assessment for $134.4 million (€114.7 million), inclusive of estimated incremental interest ("Italy 2012 Assessment"). The subsidiary subject to the Italy 2012 Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations formerly relating specifically to the local voucher business in Italy. In December 2024, Groupon S.r.l. received an unfavorable ruling at the second-level tax court. As Groupon S.r.l. believes that the Italy 2012 Assessment is without merit, it appealed that unfavorable ruling to the Italian Supreme Court on March 12, 2025.
Under Italian tax court procedures, taxpayers are required to deposit “provisional payments” while tax appeals are pending, which are held in trust by tax authorities and returned to the taxpayer if the taxpayer prevails on the appeal. Groupon S.r.l. obtained approval of installment plans whereby two-thirds of the provisional payments may be deposited pro rata in monthly installments over seventy-two months. A third provisional amount (equal to the remaining third of the Italy 2012 Assessment) is set to be enforceable on December 11, 2025. Although Groupon S.r.l. sought a stay of this provisional payment obligation, the Court denied the request on July 7, 2025. To date, inclusive of July 2025 payments, Groupon S.r.l. has paid approximately $10.4 million (€8.9 million) in installments towards the provisional payment obligations.
Additionally, unrelated to the tax matter above, in July 2024, Groupon S.r.l. ƒreceived final assessments of approximately $35.1 million (€29.9 million) related to a 2017 distribution made to its parent entity ("Italy 2017 Assessment"). As Groupon S.r.l. believes the Italy 2017 Assessment is without merit, it lodged an appeal to the first-tier court and a hearing is set for October 17, 2025.
In July 2025, Groupon S.r.l, and the branch of the Italian Tax Authority responsible for pursuing the assessments commenced in-person meetings relating to a potential mutually-agreeable resolution of both the Italy 2012 Assessment and the Italy 2017 Assessment. On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve both the Italy 2012 Assessment and the Italy 2017 Assessment.
With respect to the Italy 2012 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2012 Assessment from $134.4 million (€114.7 million) to $20.1 million (€17.2 million) against which approximately $10.1 million (€8.6 million) would be credited from previous installment payments made by Groupon S.r.l. With respect to the Italy 2017 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2017 Assessment from $35.1 million (€29.9 million) to approximately $4.8 million (€4.1 million).
Accordingly, under the terms of the agreement, the combined total amount that would be owed by Groupon S.r.l. is $24.9 million (€21.3 million) of which $10.1 million (€8.6 million) has already been paid. Therefore, Groupon S.r.l. would pay an additional $14.9 million (€12.7 million).
The agreement is non-binding on both parties and subject to the following additional contingencies: (1) the overall agreement on the reduction of the Italy 2012 Assessment must be reviewed and approved by the Administrative Review Committee, an Italian non-governmental oversight group; and (2) the portions of the reduction of the Italy 2012 Assessment that are attributable to penalties must be approved by the Central Directorate on Tax Audit for the Italian Internal Revenue Service. If both these approvals are obtained, Groupon S.r.l and the Italian Tax Authority would enter into a mutually binding agreement. The process for obtaining these approvals is expected to last several months and a binding agreement may not be in place until the fourth quarter of 2025 or later. If such approvals are not obtained, Groupon S.r.l. will continue to litigate both the Italy 2012 Assessment and the Italy 2017 Assessment. Groupon S.r.l. continues to believe that both matters are without merit, and it entered into the agreement without any admission of liability in either matter and for the purpose of avoiding the uncertainties of future and prolonged litigation and additional litigation expenses.
We have no liabilities recorded for the Italy 2012 Assessment and Italy 2017 Assessment as of June 30, 2025 based on an evaluation of all information available as of June 30, 2025. Although no assurance can be provided that the above-referenced approvals will be obtained, or that a binding agreement will be executed, based on the agreement in principle with the branch of the Italian Tax Authority responsible for pursuing the assessments, the Company believes the measurement of the tax position relating to both the Italy 2012 Assessment and Italy 2017 Assessment may result in liabilities recorded in the third quarter 2025. The Company currently estimates such liabilities to be approximately $24.9 million (€21.3 million) based on the total reduced assessments under the agreement in principle.
In other jurisdictions we believe it is reasonably possible that reductions of up to $2.7 million in unrecognized tax benefits may occur within the 12 months following June 30, 2025 upon closing of income tax audits or the expiration of applicable statutes of limitations.
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, subsequent to the quarter ending June 30, 2025, the “One Big Beautiful Bill Act” was enacted into law in the United States. The legislation introduces significant changes to the federal income tax code, including changes to the deductibility of research and development (“R&D”) expenses, international taxation and minimum tax rules. The Company is currently evaluating the impact of The Act on its results of operations and will recognize the related tax impacts in the period of enactment.
NOTE 12. FAIR VALUE MEASUREMENTS
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three and six months ended June 30, 2025 and 2024.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2025 and December 31, 2024 due to their short-term nature.
NOTE 13. INCOME (LOSS) PER SHARE
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and six months ended June 30, 2025 and 2024 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net income (loss) per share:

Numerator
Net income (loss) - continuing operations	$20,593	$(9,412)	$28,620	$(20,918)
Less: Net income (loss) attributable to noncontrolling interests	256	623	637	1,388
Net income (loss) attributable to common stockholders - continuing operations	20,337	(10,035)	27,983	(22,306)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	(471)	—
Basic net income (loss) attributable to common stockholders	$20,337	$(10,035)	$27,512	$(22,306)

Diluted net income (loss) attributable to common stockholders - continuing operations	$20,337	$(10,035)	$27,983	$(22,306)
Plus: Interest expense from assumed conversion of convertible senior notes	2,779	—	367	—
Net income (loss) attributable to common stockholders plus assumed conversions - continuing operations	$23,116	$(10,035)	$28,350	$(22,306)

Denominator
Shares used in computation of basic net income (loss) per share	40,034,041	39,430,656	39,922,318	38,570,401
Weighted-average effect of diluted securities
Stock options	2,094,112	—	1,844,547	—
RSUs	417,920	—	366,045	—
PSUs	863,728	—	431,864	—
ESPP Shares	6,353	—	3,752	—
Convertible senior notes due 2026	788,903	—	788,903	—
Convertible senior notes due 2027	6,575,268	—	—	—
Shares used in computation of diluted net income (loss) per share	50,780,325	39,430,656	43,357,429	38,570,401

Basic net income (loss) per share:
Continuing operations	$0.51	$(0.25)	$0.70	$(0.58)
Discontinued operations	—	—	(0.01)	—
Basic net income (loss) per share	$0.51	$(0.25)	$0.69	$(0.58)

Diluted net income (loss) per share:
Continuing operations	$0.46	$(0.25)	$0.65	$(0.58)
Discontinued Operations	—	—	(0.01)	—
Diluted net income (loss) per share	$0.46	$(0.25)	$0.64	$(0.58)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capped call transactions (1)	788,903	3,376,400	788,903	3,376,400
Convertible Senior notes due 2026 (2)	—	3,376,400	—	3,376,400
Stock options	—	3,062,500	—	3,062,500
Convertible Senior notes due 2027 (2)	—	—	6,575,268	—
RSUs	5,072	906,954	6,908	834,961
PSUs	—	139,242	—	280,807
ESPP	—	10,731	—	10,731
Total	793,975	10,872,227	7,371,079	10,941,799
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
(2)We apply the if-converted method in computing the effect of our convertible senior notes on diluted net income (loss) per share, whereby the numerator of our diluted net income (loss) per share computations is adjusted for interest expense, net of tax, and the denominator is adjusted for the number of shares into which the convertible senior notes could be converted. The effect is only included in the calculation of income (loss) per share for those instruments for which it would reduce income (loss) per share. See Note 6, Financing Arrangements, for additional information.
As of June 30, 2025, there were up to 1,853,066 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs, 1,647,841 shares of Common Stock issuable upon vesting of outstanding 2025 PSUs and 954,000 shares issuable upon vesting of outstanding Major Rocket incentive shares that were excluded from the table above as neither the applicable market and performance conditions nor the specified merchant revenue-related profit thresholds were satisfied as of the end of the period. Refer to Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SEGMENT INFORMATION
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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America
Local	$94,486	$91,707	$180,428	$178,167
Goods	1,168	2,792	2,680	5,870
Travel	4,342	3,858	8,001	8,454
Total North America revenue	$99,996	$98,357	$191,109	$192,491

International
Local	$22,195	$22,401	$44,614	$47,151
Goods	2,262	2,269	4,525	4,714
Travel	1,249	1,588	2,641	3,343
Total International revenue	$25,706	$26,258	$51,780	$55,208
Total revenue	$125,702	$124,615	$242,889	$247,699

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America
Revenue	$99,996	$98,357	$191,109	$192,491
Cost of revenue
Payment processor fees	6,903	5,854	13,258	11,515
Other segment items (cost of revenue) (1)	1,661	3,624	3,547	7,969
Total cost of revenue	8,564	9,478	16,805	19,484
Marketing
Online marketing	31,933	28,645	57,860	50,321
Other segment items (marketing) (2)	1,227	832	1,775	938
Total marketing	33,160	29,477	59,635	51,259
Segment contribution profit	$58,272	$59,402	$114,669	$121,748

International
Revenue	$25,706	$26,258	$51,780	$55,208
Cost of revenue
Payment processor fees	1,408	1,319	2,814	2,783
Other segment items (cost of revenue) (1)	1,304	1,151	2,546	2,208
Total cost of revenue	2,712	2,470	5,360	4,991
Marketing
Online marketing	7,434	6,157	14,535	11,930
Other segment items (marketing) (2)	805	886	1,666	2,140
Total marketing	8,239	7,043	16,201	14,070
Segment contribution profit	$14,755	$16,745	$30,219	$36,147

Total
Total contribution profit for the reportable segments	$73,027	$76,147	$144,888	$157,895
Selling, general and administrative	70,669	77,212	140,509	151,610
(Gain) on sale of assets	—	(5,044)	—	(5,160)
(Gain) on sale of business	(10,650)	—	(10,650)	—
Restructuring and related charges	(46)	(379)	91	(283)
Income (loss) from operations	13,054	4,358	14,938	11,728
Other income (expense), net	18,466	(4,483)	26,037	(17,165)
Income (loss) continuing operations before provision (benefit) for income taxes	$31,520	$(125)	$40,975	$(5,437)
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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and operate in three categories, Local, Goods and Travel. See Item 1, Note 14, Segment Information, for additional information.
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

How We Measure Our Business
We use several operating and financial metrics to assess the progress of our business and make strategic decisions. Certain of the financial metrics are reported in accordance with GAAP and certain of those metrics are considered non-GAAP financial measures. As our business evolves, we may make changes to the key financial and operating metrics that we use to measure our business. For further information and reconciliations to the most applicable financial measures under GAAP, refer to our discussion under the Non-GAAP Financial Measures section.
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
Our gross billings and units for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross billings	$416,697	$373,607	$803,173	$754,753
Units	9,117	8,561	17,655	17,687

Our active customers for the trailing twelve months ended June 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2025	2024
TTM active customers	15,829	15,825

Financial Metrics
•Revenue is earned through transactions for which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue from those transactions is reported on a net basis as the purchase price collected from the customer for the offering less an agreed upon portion of the purchase price paid to the third-party merchant. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
•Gross profit reflects the net margin we earn after deducting our Cost of revenue from our Revenue.
•Contribution Profit measures the amount of marketing investment needed to generate revenue and is defined as net revenues less cost of sales and marketing expense.
•Adjusted EBITDA is a non-GAAP financial measure that we define as Net income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to Net income (loss) from continuing operations, refer to our discussion under the Non-GAAP Financial Measures section.
•Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software. For further information and a reconciliation to Net cash provided by (used in) operating activities from continuing operations, refer to our discussion in the Liquidity and Capital Resources section.
The following table presents the above financial metrics for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$125,702	$124,615	$242,889	$247,699
Gross profit	114,426	112,667	220,724	223,224
Contribution profit	73,027	76,147	144,888	157,895
Adjusted EBITDA	15,563	16,479	30,889	35,996
Free cash flow	25,189	10,826	21,430	(2,994)
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

•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 1, Note 10, Restructuring and Related Charges, for additional information about our restructuring plans.

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
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we are focused on strengthening our product offerings, improving the attractiveness of our offerings, and enhancing the performance of our marketing campaigns.
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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Gross billings
Local	$292,381	$243,587	20.0%	$548,037	$474,640	15.5%
Goods	8,380	13,501	(37.9)	17,001	28,469	(40.3)
Travel	23,997	21,881	9.7	46,239	48,792	(5.2)
Total gross billings	$324,758	$278,969	16.4	$611,277	$551,901	10.8

Units
Local	6,018	5,308	13.4%	11,385	10,411	9.4%
Goods	238	487	(51.0)	497	1,061	(53.2)
Travel	89	87	2.8	178	195	(8.7)
Total units	6,346	5,882	7.9	12,060	11,667	3.4
North America TTM active customers for the trailing twelve months ended June 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2025	2024	% Change
TTM active customers	10,782	10,235	5.3%
Comparison of the Three Months Ended June 30, 2025 and 2024:
North America gross billings, units and TTM active customers increased by $45.8 million, 0.5 million and 0.5 million for the three months ended June 30, 2025 compared with the prior year period. Our Local Category experienced growth in gross billings driven by our transformation efforts. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.
Comparison of the Six Months Ended June 30, 2025 and 2024:
North America gross billings and units increased by $59.4 million and 0.4 million for the six months ended June 30, 2025 compared with the prior year period. Our Local Category experienced growth in gross billings driven by our transformation efforts. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Local	$94,486	$91,707	3.0%	$180,428	$178,167	1.3%
Goods	1,168	2,792	(58.2)	2,680	5,870	(54.3)
Travel	4,342	3,858	12.5	8,001	8,454	(5.4)
Total revenue	$99,996	$98,357	1.7	$191,109	$192,491	(0.7)

Cost of revenue
Local	$7,919	$8,448	(6.3)%	$15,397	$17,082	(9.9)%
Goods	159	363	(56.2)	357	779	(54.2)
Travel	486	667	(27.1)	1,051	1,623	(35.2)
Total cost of revenue	$8,564	$9,478	(9.6)	$16,805	$19,484	(13.7)

Gross profit
Local	$86,567	$83,259	4.0%	$165,031	$161,085	2.4%
Goods	1,009	2,429	(58.5)	2,323	5,091	(54.4)
Travel	3,856	3,191	20.8	6,950	6,831	1.7
Total gross profit	$91,432	$88,879	2.9	$174,304	$173,007	0.7

% of Consolidated revenue	79.6%	78.9%		78.7%	77.7%
% of Consolidated cost of revenue	75.9	79.3		75.8	79.6
% of Consolidated gross profit	79.9	78.9		79.0	77.5

Comparison of the Three Months Ended June 30, 2025 and 2024:
North America revenue and gross profit increased by $1.6 million and $2.6 million, while cost of revenue decreased by $0.9 million for the three months ended June 30, 2025 compared with the prior year period. Our Local revenue increased 3%, lagging the rate of growth in gross billings, as a result of higher redemption rates as well as lower deal margins and other factors, such as promotional discounts. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit increased due to an increase in revenue.
Comparison of the Six Months Ended June 30, 2025 and 2024:
North America revenue and cost of revenue decreased by $1.4 million and $2.7 million while gross profit increased by $1.3 million for the six months ended June 30, 2025 compared with the prior year period. The decrease in revenue is due to declines in Local deal margins. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit increased due to a decrease in cost of revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$33,160	$29,477	12.5%	$59,635	$51,259	16.3%
% of Revenue	33.2%	30.0%		31.2%	26.6%

Contribution profit	$58,272	$59,402	(1.9)%	$114,669	$121,748	(5.8)%
Comparison of the Three Months Ended June 30, 2025 and 2024:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended June 30, 2025 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the three months ended June 30, 2025 compared with the prior year period, primarily due to an increase in marketing expense.
Comparison of the Six Months Ended June 30, 2025 and 2024:
North America marketing expense and marketing expense as a percentage of revenue increased for the six months ended June 30, 2025 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the six months ended June 30, 2025 compared with the prior year period, primarily due to an increase in marketing expense.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Gross billings
Local	$72,997	$72,932	0.1%	$153,475	$157,965	(2.8)%
Goods	12,717	14,422	(11.8)	25,116	28,903	(13.1)
Travel	6,225	7,284	(14.5)	13,305	15,984	(16.8)
Total gross billings	$91,939	$94,638	(2.9)	$191,896	$202,852	(5.4)

Units
Local	2,450	2,259	8.5%	4,896	5,147	(4.9)%
Goods	287	381	(24.5)	623	785	(20.6)
Travel	33	39	(14.4)	76	88	(13.6)
Total units	2,771	2,679	3.4	5,595	6,020	(7.1)
International TTM active customers for the trailing twelve months ended June 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2025	2024	% Change
TTM active customers	5,047	5,590	(9.7)%

Comparison of the Three Months Ended June 30, 2025 and 2024:
International gross billings and TTM active customers decreased by $2.7 million and 0.5 million, while units increased by 0.1 million for the three months ended June 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, which had a smaller impact. Excluding Giftcloud and Italy, International Local gross billings increased 15%, driven by our transformation efforts. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. In addition, there was a $4.2 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Comparison of the Six Months Ended June 30, 2025 and 2024:
International gross billings and units decreased by $11.0 million and $0.4 million for six months ended June 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, which had a smaller impact. Excluding Giftcloud and Italy, International Local gross billings increased 9%, driven by our transformation efforts. In addition, there was a $1.8 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Local	$22,195	$22,401	(0.9)%	$44,614	$47,151	(5.4)%
Goods	2,262	2,269	(0.3)	4,525	4,714	(4.0)
Travel	1,249	1,588	(21.3)	2,641	3,343	(21.0)
Total revenue	$25,706	$26,258	(2.1)	$51,780	$55,208	(6.2)

Cost of revenue
Local	$2,149	$1,879	14.4%	$4,243	$3,797	11.7%
Goods	400	410	(2.4)	764	817	(6.5)
Travel	163	181	(9.9)	353	377	(6.4)
Total cost of revenue	$2,712	$2,470	9.8	$5,360	$4,991	7.4

Gross profit
Local	$20,046	$20,522	(2.3)%	$40,371	$43,354	(6.9)%
Goods	1,862	1,859	0.2	3,761	3,897	(3.5)
Travel	1,086	1,407	(22.8)	2,288	2,966	(22.9)
Total gross profit	$22,994	$23,788	(3.3)	$46,420	$50,217	(7.6)

% of Consolidated revenue	20.4%	21.1%		21.3%	22.3%
% of Consolidated cost of revenue	24.1	20.7		24.2	20.4
% of Consolidated gross profit	20.1	21.1		21.0	22.5

Comparison of the Three Months Ended June 30, 2025 and 2024
International revenue and gross profit decreased by $0.6 million and $0.8 million, while cost of revenue increased $0.2 million for the three months ended June 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, which had a smaller impact. Excluding Giftcloud and Italy, International Local revenue increased 7%. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. Revenue and gross profit also had favorable impacts of $1.2 million and $1.0 million from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Comparison of the Six Months Ended June 30, 2025 and 2024:
International revenue and gross profit decreased by $3.4 million and $3.8 million, while cost of revenue increased by $0.4 million compared with the prior year period due to higher payroll costs. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, which had a smaller impact. Excluding Giftcloud and Italy, International Local revenue increased 4%. The decline in our Goods and Travel categories were primarily attributable to an overall decline in site traffic. Revenue and gross profit also had favorable impacts of $0.6 million and $0.5 million from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$8,239	$7,043	17.0%	$16,201	$14,070	15.1%
% of Revenue	32.1%	26.8%		31.3%	25.5%

Contribution profit	$14,755	$16,745	(11.9)%	$30,219	$36,147	(16.4)%
Comparison of the Three Months Ended June 30, 2025 and 2024:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended June 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend.
International contribution profit decreased for the three months ended June 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend paired with decreased revenue year over year.
Comparison of the Six Months Ended June 30, 2025 and 2024:
International marketing expense and marketing expense as a percentage of gross profit increased for the six months ended June 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend.

International contribution profit decreased for the six months ended June 30, 2025 compared with the prior year period, primarily due to decreased revenue year over year paired with increased investment in our online marketing spend.

Consolidated Operating Expenses
Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$41,399	$36,520	13.4%	$75,836	$65,329	16.1%
Selling, general and administrative (1)	70,669	77,212	(8.5)	140,509	151,610	(7.3)
(Gain) on sale of assets	—	(5,044)	(100.0)	—	(5,160)	(100.0)
(Gain) on sale of business	(10,650)	—	100.0	(10,650)	—	100.0
Restructuring and related charges (credits)	(46)	(379)	(87.9)	91	(283)	(132.2)
Total operating expenses	$101,372	$108,309	(6.4)	$205,786	$211,496	(2.7)

% of Gross profit:
Marketing	36.2%	32.4%		34.4%	29.3%
Selling, general and administrative	61.8%	68.5%		63.7%	67.9%
(1)The three and six months ended June 30, 2025 includes $8.7 million and $16.4 million of stock-based compensation expense and $2.4 million and $5.8 million of depreciation and amortization expense. The three and six months ended June 30, 2024 includes $6.4 million and $8.7 million of stock-based compensation expense and $4.0 million and $9.3 million of depreciation and amortization expense.
Comparison of the Three Months Ended June 30, 2025 and 2024:
Marketing expense and marketing expense as a percentage of gross profit increased for the three months ended June 30, 2025 compared with the prior year period, due to an increased investment in our performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the three months ended June 30, 2025 compared with the prior year period, due to lower technology expenses from revised cloud migration timing, partially offset by higher payroll costs. SG&A includes $0.5 million related to liability-classified 2024 Executive PSUs during the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2025 and 2024:
Marketing expense and marketing expense as a percentage of gross profit increased for the six months ended June 30, 2025 compared with the prior year period, due to an increased investment in our performance marketing campaigns.
SG&A and SG&A as a percentage of gross profit decreased for the six months ended June 30, 2025 compared with the prior year period, due to lower technology expenses from revised cloud migration timing, partially offset by higher payroll costs. SG&A includes $2.0 million related to liability-classified 2024 Executive PSUs during the six months ended June 30, 2025.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Other income (expense), net	$18,466	$(4,483)	$26,037	$(17,165)

Comparison of the Three Months Ended June 30, 2025 and 2024:
The change in Other income (expense), net for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily related to a $24.8 million favorable change in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The gains, net were primarily driven by the Euro appreciation against the U.S. dollar during the three months ended June 30, 2025. The favorable change in net foreign currency gains (losses) is offset by an increase in interest expense for the three months ended June 30, 2025 due to the issuance of the 2027 Notes.
Comparison of the Six Months Ended June 30, 2025 and 2024:
The change in Other income (expense), net for the six months ended June 30, 2025 as compared with the prior year period is primarily related to a $46.6 million favorable change in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The gains, net were primarily driven by the Euro appreciation against the U.S. dollar during the six months ended June 30, 2025. The favorable change in net foreign currency gains (losses) is offset by an increase in interest expense for the six months ended June 30, 2025 due to the issuance of the 2027 Notes.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Provision (benefit) for income taxes	$10,927	$9,287	17.7%	$12,355	$15,481	(20.2)%
Effective tax rate	34.7%	(7,429.6)%		30.2%	(284.7)%
Comparison of the Three and Six Months Ended June 30, 2025 and 2024:
The effective tax rates for the three and six months ended June 30, 2025 and 2024 were impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. For the three and six months ended June 30, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
See Item 1, Note 11, Income Taxes, for additional information relating to tax audits and assessments and regulatory and legal developments that may impact our business and results of operations in the future.

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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and six months ended June 30, 2025 and 2024, special charges and credits included charges related to our to our Italy Restructuring Plan, 2022 Restructuring Plan and 2020 Restructuring Plan, as well as gain on sale of assets, gain on sale of business and foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) from continuing operations, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$20,593	$(9,412)	$28,620	$(20,918)
Adjustments:
Stock-based compensation (1)	8,782	6,418	16,476	8,792
Depreciation and amortization	4,423	7,824	10,034	17,617
Restructuring and related charges (2)	(46)	(379)	91	(283)
(Gain) on sale of assets	—	(5,044)	—	(5,160)
(Gain) on sale of business	(10,650)	—	(10,650)	—
Foreign VAT assessments (3)	—	3,302	—	3,302
Other (income) expense, net (4)	(18,466)	4,483	(26,037)	17,165
Provision (benefit) for income taxes	10,927	9,287	12,355	15,481
Total adjustments	(5,030)	25,891	2,269	56,914
Adjusted EBITDA	$15,563	$16,479	$30,889	$35,996
(1)     Stock-based compensation excludes expense related to the liability-classified 2024 Executive PSUs. Refer to Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements for more information.
(2)    The Company recognized credits during the three months ended June 30, 2025, as well as during the three and six months ended June 30, 2024. See Item 1, Note 10, Restructuring and Related Charges, for additional information.
(3)    The Foreign VAT assessments adjustment excludes related interest expense of $0.8 million for the three and six months ended June 30, 2024 as the interest expense is included within Other (income) expense, net.

(4)    Includes $1.6 million related to a loss on extinguishment of exchanged debt in connection with the Exchange and Subscription agreements for the year ended December 31, 2024.

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

The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025
	At Avg. Q2 2024 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$412,509	$4,188	$416,697
Revenue	124,528	1,174	125,702
Cost of revenue	11,143	133	11,276
Gross profit	113,385	1,041	114,426
Marketing	40,962	437	41,399
Selling, general and administrative	69,660	1,009	70,669
(Gain) on sale of business	(10,176)	(474)	(10,650)
Restructuring and related charges	(42)	(4)	(46)
Income (loss) from continuing operations	12,981	73	13,054

	Six Months Ended June 30, 2025
	At Avg. Q2 2024 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$801,412	$1,761	$803,173
Revenue	242,298	591	242,889
Cost of revenue	22,103	62	22,165
Gross profit	220,195	529	220,724
Marketing	75,643	193	75,836
Selling, general and administrative	140,277	232	140,509
(Gain) on sale of business	(10,176)	(474)	(10,650)
Restructuring and related charges	97	(6)	91
Income (loss) from continuing operations	14,352	586	14,938

(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $262.6 million as of June 30, 2025. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the Rights Offering, termination of our Credit Agreement in February 2024, the Exchange and Subscription Agreements in November 2024, and the Exchange Agreement in July 2025, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, as well as the repayment of the remaining outstanding $33.7 million principal of the 2026 Notes upon maturity in March 2026.
We are subject to claims for tax assessments by foreign jurisdictions, including two pending assessments in Italy, involving Groupon S.r.l., one of the Company's Italian subsidiaries. The first is the Italy 2012 Assessment for $134.4 million (€114.7 million), inclusive of estimated incremental interest from the original assessment. The second is the Italy 2017 Assessment for $35.1 million (€29.9 million).
In July 2025, Groupon S.r.l, and the branch of the Italian Tax Authority responsible for pursuing the assessments commenced in-person meetings relating to a potential mutually-agreeable resolution of both the Italy 2012 Assessment and the Italy 2017 assessment. On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve both the Italy 2012 Assessment and the Italy 2017 Assessment.
With respect to the Italy 2012 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2012 Assessment from $134.4 million (€114.7 million) to $20.1 million (€17.2 million), against which approximately $10.1 million (€8.6 million) would be credited from previous installment payments made by Groupon S.r.l. With respect to the Italy 2017 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2017 Assessment from $35.1 million (€29.9 million) to approximately $4.8 million (€4.1 million). As such, under the agreement, Groupon S.r.l. would be obligated to pay $4.8 million in cash for the Italy 2017 Assessment. Accordingly, under the terms of the agreement, the combined amount of cash that Groupon S.r.l. would be obligated to pay for both the Italy 2012 Assessment and the Italy 2017 Assessment is approximately $14.9 million (€12.7 million).
The agreement is non-binding on both parties and subject to approvals by certain Italian agencies. If these approvals are obtained, Groupon S.r.l and the Italian Tax Authority would enter into a binding agreement. The process for obtaining these approvals is expected to last several months, and a binding agreement may not be entered into until the fourth quarter of 2025 or later. The payments pursuant to such agreement, once mutually binding, would only come due after finalization. If such approvals are not obtained, Groupon S.r.l. would continue to litigate both the Italy 2012 Assessment and the Italy 2017 Assessment. Groupon S.r.l. continues to believe that both matters are without merit, and it entered into the agreement without any admission of liability in either matter, and for the purpose of avoiding the uncertainties of future and prolonged litigation and additional litigation expenses. See Item 1, Note 11, Income Taxes for additional information.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash provided by (used in):
Operating activities	$28,419	$15,300	$28,397	$5,189
Investing activities	10,761	4,303	7,024	372
Financing activities	(2,684)	(1,721)	(3,138)	33,620

Our free cash flow for the three and six months ended June 30, 2025 and 2024 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$28,419	$15,300	$28,397	$5,189
Purchases of property and equipment and capitalized software from continuing operations	(3,230)	(4,474)	(6,967)	(8,183)
Free cash flow	$25,189	$10,826	$21,430	$(2,994)
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
Net cash provided by (used in) operating activities
For the six months ended June 30, 2025, our net cash provided by operating activities from continuing operations was $28.4 million as compared with net cash provided by operating activities from continuing operations of $5.2 million in the prior period. The increase in operating cash flow for the current period is primarily attributed to the timing of merchant payments. Strategic supplier payments in late 2024 decreased merchant payable entering into 2025, resulting in a lower beginning merchant payable balance for the current period and improved cash flow over the comparable period. We resumed regular payment cycles during the six months ended June 30, 2025. Further, we have seen increased revenue and billings growth year-over-year.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2025, our net cash provided by investing activities from continuing operations was $7.0 million as compared with net cash provided by investing activities from continuing operations of $0.4 million in the prior period. The increase in investing cash flow for the current period is primarily attributed to the proceeds earned on the sale of Giftcloud, partially offset by the proceeds on the sale of intangibles in the prior period as well as a decrease in purchases of property and equipment and capitalized software.
Net cash provided by (used in) financing activities
For the six months ended June 30, 2025, our net cash used in financing activities from continuing operations was $3.1 million as compared with net cash provided by financing activities from continuing operations of $33.6 million in the prior period. The year-over-year change from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering, partially offset by an increase of $42.8 million in payments of borrowings under our revolving credit facility for the six months ended June 30, 2024.
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

See Item 1, Note 6, Financing Arrangements, for additional information regarding the Credit Agreement and Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding the Rights Offering.
Matters related to the 2026 Notes, 2027 Notes and 2030 Notes
In 2021, we issued the 2026 Notes in the principal amount of $230.0 million.
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%.
On November 19, 2024, we issued $197.3 million aggregate principal amount of 2027 Notes. From the issuance, we (i) exchanged $176.3 million aggregate principal amount of the 2026 Notes and (ii) issued and sold to certain 2027 Notes Offering Participants $21.0 million additional principal amount of the 2027 Notes for gross cash proceeds of $20.0 million. We used the $20.0 million of the cash proceeds to offset the cash outflows associated with the debt issuance costs as well as general corporate purposes.
The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually March 15 and September 15 of each year, and will mature March 15, 2027, subject to earlier repurchase or conversion.
On July 2, 2025, the Company issued $244.1 million aggregate principal amount of the 2030 Notes. consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes with a limited number of 2030 Notes Offering Participants.

The 2030 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025, and will mature on June 30, 2030, unless earlier converted, redeemed or repurchased.
See Item 1, Note 6, Financing Arrangements, for additional information regarding the 2026 Notes and 2027 Notes.
Other Liquidity and Capital Resource matters
As of June 30, 2025, we had $83.1 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2025, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2025.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. As of June 30, 2025, the U.S. dollar index was down 10.8% over December 31, 2024. For the three and six months ended June 30, 2025, we derived approximately 20.4% and 21.3% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2025 and December 31, 2024.
As of June 30, 2025, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was de minimis. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be de minimis. This compares with a $8.3 million working capital surplus subject to foreign currency exposure as of December 31, 2024, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $0.8 million.
Interest Rate Risk
Our cash balance as of June 30, 2025, consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes and 2027 Notes have an aggregate principal amount of $53.7 million and $196.2 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes and 2027 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 6, Financing Arrangements, for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, management did not identify changes that occurred in our internal control over financial reporting during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, except as supplemented below.
Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity.
We may need additional capital in the future and to seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $33.7 million; $47.3 million; and $244.1 million in aggregate principal amount of our 2026 Notes; 2027 Notes; and 2030 Notes.
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
In addition, because we grant stock options and other equity based awards under our incentive plans, a rising share price could lead to larger or more frequent grants and, upon exercise or vesting, result in the issuance of new shares that dilute existing stockholders’ ownership. Such dilution may reduce our earnings per share and could adversely affect the market price of our Common Stock and our ability to raise future equity capital on favorable terms.
We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes, 2027 Notes, and 2030 Notes in cash, to repurchase the 2026 Notes, 2027 Notes, and 2030 Notes upon a fundamental change or to repay the 2026 Notes, 2027 Notes, and 2030 Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current outstanding and future debt may contain limitations on our ability to pay cash upon conversions of the 2026 Notes, 2027 Notes, and 2030 Notes or at their maturity or to repurchase the 2026 Notes, 2027 Notes, and 2030 Notes.
Holders of the 2026 Notes, 2027 Notes, and 2030 Notes will have the right to require us to repurchase all or a portion of their respective notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the 2026 Notes, 2027 Notes, and 2030 Notes, respectively, to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2026 Notes, 2027 Notes, and 2030 Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the respective notes being converted. Moreover, we will be required to repay the 2026 Notes, 2027 Notes, and 2030 Notes, in cash at their respective maturity dates unless earlier converted, redeemed (noting that the 2027 Notes cannot be redeemed by us) or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes, the 2027 Notes, and/or the 2030 Notes surrendered or pay cash with respect to the 2026 Notes, the 2027 Notes, and/or the 2030 Notes being converted or at their maturity.
In addition, our ability to repurchase the 2026 Notes, 2027 Notes, and 2030 Notes or to pay cash upon conversions of the 2026 Notes, 2027 Notes, and 2030 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes, 2027 Notes, and 2030 Notes at a time when the repurchase is required by the 2026 Notes, 2027 Notes, and 2030 Notes Indenture governing the 2026 Notes, 2027 Notes, and 2030 Notes respectively, or to pay cash upon conversions of the 2026 Notes, 2027 Notes, and 2030 Notes or at their maturity as required by the Indenture would constitute a default under each respective indenture. A default under the 2026 Notes Indenture governing the 2026 Notes, the 2027 Notes Indenture governing the 2027 Notes, and the 2030 Indenture governing the 2030 Notes could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the 2026 Notes Indenture governing the 2026 Notes, the 2027 Notes Indenture governing the 2027 Notes, and the 2030 Notes Indenture governing the 2030 Notes could constitute an event of default under any such future agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the 2026 Notes, 2027 Notes, and 2030 Notes or pay cash with respect to the 2026 Notes, 2027 Notes, and 2030 Notes being converted or at maturity of the 2026 Notes, 2027 Notes, and 2030 Notes.
The terms of the 2026 Notes, 2027 Notes, and 2030 Notes could delay or prevent an attempt to take over our Company.
The terms of the 2026 Notes, 2027 Notes, and 2030 Notes require us to repurchase the 2026 Notes, 2027 Notes, and 2030 Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.
The conditional conversion feature of the 2026 Notes, 2027 Notes, and 2030 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes, 2027 Notes, and/or 2030 Notes is triggered, holders of these notes will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, 2027 Notes, and/or 2030 Notes, then we would be required to pay cash, deliver shares or deliver a combination of shares and cash, at our election. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, upon the occurrence of a fundamental change (as defined in the 2026 Indenture, 2027 Indenture, and 2030 Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes, 2027 Notes, and/or 2030 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes, 2027 Notes, and/or 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Even if holders of the 2026 Notes, 2027 Notes, and 2030 Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, 2027 Notes, and 2030 Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2025, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of June 30, 2025, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides information about purchases of shares of our Common Stock during the three months ended June 30, 2025 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2025	2,054	$18.90	—	—
May 1-31, 2025	122,156	26.31	—	—
June 1-30, 2025	46,514	36.90	—	—
Total	170,724	$29.11	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Appointment of Chief Operating Officer & Chief Financial Officer

On August 4, 2025, the Company appointed Jiri Ponrt as the Company’s Chief Operating Officer, effective September 1, 2025. Mr. Ponrt, who has served as the Company’s Chief Financial Officer since April 2023, will transition to this new role, where he will oversee the Company’s day-to-day operations, drive strategic initiatives, and enhance operational efficiencies across all business units.
Prior to joining Groupon, Mr. Ponrt, 52, served as a Partner of Pale Fire Capital, the Company’s largest stockholder, from July 2022 to April 2023, where he also served as Group CFO from November 2021 to April 2023. Prior to joining Pale Fire Capital, Mr. Ponrt also served as CFO of Alza.cz, from May 2014 to October 2021. Prior to his time at Alza.cz, Mr. Ponrt spent 15 years at Nutricia, a Danone brand, in a variety of financial and commercial roles.
Also on August 4, 2025, the Company appointed Rana Kashyap as the Company’s Chief Financial Officer, effective September 1, 2025. In this role, Mr. Kashyap will serve as the Company’s principal financial officer, overseeing its accounting, finance, and treasury functions. Mr. Kashyap will report directly to Mr. Ponrt.
Mr. Kashyap, age 42, has served as the Company’s Senior Vice President of Finance since May 2025. Mr. Kashyap also served the Company in a variety of roles before then, including as Senior Vice President of Corporate Development & Investor Relations, from May 2023 and May 2025. Prior to joining Groupon, Mr. Kashyap served in a variety of roles at RPD Fund Management, from January 2014 to November 2022, and prior to that, held positions at Maini Group and JPMorgan Chase & Co.
There are no family relationships between Mr. Kashyap and any of the directors or executive officers of the Company, and there are no transactions in which Mr. Kashyap has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Kashyap and any other person pursuant to which Mr. Kashyap was appointed as an officer of the Company. Similarly, there are no family relationships between Mr. Ponrt and any of the directors or executive officers of the Company, and there are no transactions in which Mr. Ponrt has an interest requiring disclosure under Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Ponrt and any other person pursuant to which Mr. Ponrt was appointed as an officer of the Company.
Italy Tax Assessment Agreements

On August 5, 2025, Groupon S.r.l. and the branch of the Italian Tax Authority responsible for pursuing the assessments reached an agreement in principle to resolve both the Italy 2012 Assessment and the Italy 2017 Assessment.
With respect to the Italy 2012 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2012 Assessment from $134.4 million (€114.7 million) to $20.1 million (€17.2 million) against which approximately $10.1 million (€8.6 million) would be credited from previous installment payments made by Groupon S.r.l. With respect to the Italy 2017 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2017 Assessment from $35.1 million (€29.9 million) to approximately $4.8 million (€4.1 million).
Accordingly, under the terms of the agreement, the combined total amount that would be owed by Groupon S.r.l. is $24.9 million (€21.3 million) of which $10.1 million (€8.6 million) has already been paid. Therefore, Groupon S.r.l. would pay an additional $14.9 million (€12.7 million).
The agreement is non-binding on both parties and subject to the following additional contingencies: (1) the overall agreement on the reduction of the Italy 2012 Assessment must be reviewed and approved by the Administrative Review Committee, an Italian non-governmental oversight group; and (2) the portions of the reduction of the Italy 2012 Assessment that consist of penalties must be approved by the Central Directorate on Tax Audit for the Italian Internal Revenue Service. If these approvals are obtained, Groupon S.r.l and the Italian Tax Authority would enter into a mutually binding agreement.
For additional information, please refer to Item 1, Note 11, Income Taxes.
Third PSU Hurdle Achievement

On August 5, 2025, the third stock price hurdle of $31.01 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, up to 299,335 equity-classified 2024 Executive PSUs are eligible to vest subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such Executive PSUs.
For additional information, please refer to Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated as of July 2, 2025, between Groupon, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2025)

4.2
First Supplemental Indenture, dated as of July 2, 2025, among Groupon, Inc., the Guarantors signatory thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2025)

4.3	Form of 4.875% Convertible Senior Note due 2030 (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2025).
10.1	Form of Exchange Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2025)
10.2	CEO Notice of Grant and Performance Share Agreement - May 2025
10.3	CFO Notice of Grant and Performance Share Agreement - May 2025
10.4	CEO Notice of Grant and Performance Share Agreement - June 2025
10.5	CFO Notice of Grant and Performance Share Agreement - June 2025
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2025.

GROUPON, INC.
By:	/s/ Jiri Ponrt
	Name:	Jiri Ponrt
	Title:	Chief Financial Officer