Form 10-Q
period 2025-09-30
Groupon, Inc.
filed 2025-11-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐        No  ☒
As of November 3, 2025, there were 40,754,803 shares of the registrant's Common Stock outstanding.

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

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2026 Notes
2027 Notes	The Company’s 6.250% convertible senior secured notes due March 2027
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Attribution Parties	Parties defined in the 2030 Notes Indenture
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.0001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the Exchange Cap

Exchange Act	Securities Exchange Act of 1934, as amended
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024, in relation to the issuance of the 2027 Notes
Exchange Agreement	The privately-negotiated agreements entered into on July 2, 2025, in relation to the issuance of the 2030 Notes
Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy 2012 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
Italy 2017 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transactions occurring in 2017
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
OBBB Act	One Big Beautiful Bill Act
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PSU	Performance Share Units
R&D	Research and development
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
Supplemental Indenture
On July 2, 2025, the Company entered into a First Supplemental Indenture by and among itself, the guarantors signatory thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent

TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate, including whether our Italian subsidiary's agreement with Italian tax authorities (to resolve certain Italian tax matters) is approved, and geopolitical instability resulting from the conflicts in Ukraine and the Middle East; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; the risks associated with our use and integration of Artificial Intelligence ("AI") and machine learning technologies; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; our ability to remediate our material weakness over internal control over financial reporting; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2026 Notes, 2027 Notes and 2030 Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; the duration and scope of the government shutdown; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, including with respect to emerging technologies such as AI, machine learning, and data analytics. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$238,451	$228,843
Accounts receivable, net	21,641	34,153
Prepaid expenses and other current assets	54,127	52,365
Total current assets	314,219	315,361
Property, equipment and software, net	16,465	17,827
Right-of-use assets - operating leases, net	7,005	6,041
Goodwill	178,685	178,685
Intangible assets, net	3,585	4,738
Investments	74,823	74,823
Deferred income taxes	6,328	6,071
Other non-current assets	7,067	9,144
Total assets	$608,177	$612,690
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$33,632	$—
Accounts payable	9,164	11,311
Accrued merchant and supplier payables	180,568	196,350
Accrued expenses and other current liabilities	113,155	97,765
Total current liabilities	336,519	305,426
Convertible senior notes, net	310,064	246,013
Operating lease obligations	3,806	3,604
Other non-current liabilities	17,175	16,596
Total liabilities	667,564	571,639
Commitments and contingencies (see Note 7)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 51,045,977 shares issued and 40,751,860 shares outstanding at September 30, 2025; 50,090,026 shares issued and 39,795,909 shares outstanding at December 31, 2024	5	5
Additional paid-in capital	2,468,734	2,441,656
Treasury stock, at cost, 10,294,117 shares at September 30, 2025 and December 31, 2024	(922,666)	(922,666)
Accumulated deficit	(1,599,774)	(1,508,914)
Accumulated other comprehensive income (loss)	(5,851)	30,734
Total Groupon, Inc. stockholders' equity (deficit)	(59,552)	40,815
Noncontrolling interests	165	236
Total equity (deficit)	(59,387)	41,051
Total liabilities and equity (deficit)	$608,177	$612,690

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$122,825	$114,479	$365,714	$362,178
Cost of revenue	10,989	11,584	33,154	36,059
Gross profit	111,836	102,895	332,560	326,119
Operating expenses:
Marketing	41,442	36,258	117,278	101,587
Selling, general and administrative	68,264	71,327	208,773	222,937
Restructuring and related charges (credits)	(64)	896	27	613
Gain on sale of assets	—	—	—	(5,160)
Gain on sale of business	—	—	(10,650)	—
Total operating expenses	109,642	108,481	315,428	319,977
Income (loss) from operations	2,194	(5,586)	17,132	6,142
Other income (expense), net	(98,728)	22,429	(72,691)	5,264
Income (loss) from continuing operations before provision (benefit) for income taxes	(96,534)	16,843	(55,559)	11,406
Provision (benefit) for income taxes	21,249	2,321	33,603	17,802
Income (loss) from continuing operations	(117,783)	14,522	(89,162)	(6,396)
Income (loss) from discontinued operations, net of tax	—	—	(471)	—
Net income (loss)	(117,783)	14,522	(89,633)	(6,396)
Net (income) loss attributable to noncontrolling interests	(590)	(594)	(1,227)	(1,982)
Net income (loss) attributable to Groupon, Inc.	$(118,373)	$13,928	$(90,860)	$(8,378)

Basic net income (loss) per share:
Continuing operations	$(2.92)	$0.35	$(2.25)	$(0.22)
Discontinued operations	—	—	(0.01)	—
Basic net income (loss) per share	$(2.92)	$0.35	$(2.26)	$(0.22)

Diluted net income (loss) per share:
Continuing operations	$(2.92)	$0.33	$(2.25)	$(0.22)
Discontinued operations	—	—	(0.01)	—
Diluted net income (loss) per share	$(2.92)	$0.33	$(2.26)	$(0.22)

Weighted average number of shares outstanding:
Basic	40,582,370	39,748,268	40,164,733	38,966,238
Diluted	40,582,370	45,014,446	40,164,733	38,966,238

Comprehensive income (loss):
Net income (loss)	$(117,783)	$14,522	$(89,633)	$(6,396)
Other comprehensive income (loss) from continuing operations
Net change in unrealized gain (loss) on foreign currency translation adjustments	(3,515)	(23,092)	(36,585)	(6,138)
Other comprehensive income (loss) from continuing operations	(3,515)	(23,092)	(36,585)	(6,138)
Other comprehensive income (loss) from discontinued operations	—	—	—	—
Other comprehensive income (loss)	(3,515)	(23,092)	(36,585)	(6,138)

Comprehensive income (loss)	(121,298)	(8,570)	(126,218)	(12,534)
Comprehensive income attributable to noncontrolling interests	(590)	(594)	(1,227)	(1,982)
Comprehensive income (loss) attributable to Groupon, Inc.	$(121,888)	$(9,164)	$(127,445)	$(14,516)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	7,175	(10,371)	(3,196)	381	(2,815)
Vesting of RSUs	19,805	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,509	—	67	—	—	—	—	67	—	67
Tax withholdings related to net share settlements of stock-based compensation awards	(9,417)	—	44	—	—	—	—	44	—	44
Stock-based compensation on equity-classified awards	—	—	7,749	—	—	—	—	7,749	—	7,749
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(439)	(439)
Balance at March 31, 2025	50,106,923	$5	$2,449,516	(10,294,117)	$(922,666)	$(1,501,739)	$20,363	$45,479	$178	$45,657
Comprehensive income (loss)	—	—	—	—	—	20,337	(22,698)	(2,361)	256	(2,105)
Vesting of RSUs and PSUs	782,062	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(170,724)	—	(5,772)	—	—	—	—	(5,772)	—	(5,772)
Stock-based compensation on equity-classified awards	—	—	11,055	—	—	—	—	11,055	—	11,055
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(309)	(309)
Unwind of capped call transactions	—	—	2,795	—	—	—	—	2,795	—	2,795
Balance at June 30, 2025	50,718,261	$5	$2,457,594	(10,294,117)	$(922,666)	$(1,481,402)	$(2,335)	$51,196	$125	$51,321
Comprehensive income (loss)	—	—	—	—	—	(118,372)	(3,516)	(121,888)	590	(121,298)
Vesting of RSUs and PSUs	350,820	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,085	—	62	—	—	—	—	62	—	62
Tax withholdings related to net share settlements of stock-based compensation awards	(29,189)	—	(123)	—	—	—	—	(123)	—	(123)
Stock-based compensation on equity-classified awards	—	—	11,201	—	—	—	—	11,201	—	11,201
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(550)	(550)
Balance at September 30, 2025	51,045,977	$5	$2,468,734	(10,294,117)	$(922,666)	$(1,599,774)	$(5,851)	$(59,552)	$165	$(59,387)

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(12,271)	12,352	81	765	846
Rights Offering, net of issuance costs	7,079,646	1	79,618					79,619		79,619
Vesting of RSUs	55,162	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,388	—	28	—	—	—	—	28	—	28
Tax withholdings related to net share settlements of stock-based compensation awards	(15,130)	—	(356)	—	—	—	—	(356)	—	(356)
Stock-based compensation on equity-classified awards	—	—	2,427	—	—	—	—	2,427	—	2,427
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(827)	(827)
Balance at March 31, 2024	49,272,332	$5	$2,419,282	(10,294,117)	$(922,666)	$(1,462,158)	$6,705	$41,168	$257	$41,425
Comprehensive income (loss)	—	—	—	—	—	(10,035)	4,602	(5,433)	623	(4,810)
Vesting of RSUs and PSUs	877,372	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(151,446)	—	(1,967)	—	—	—	—	(1,967)	—	(1,967)
Stock-based compensation on equity-classified awards	—	—	6,465	—	—	—	—	6,465	—	6,465
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(703)	(703)
Balance at June 30, 2024	49,998,258	$5	$2,423,780	(10,294,117)	$(922,666)	$(1,472,193)	$11,307	$40,233	$177	$40,410
Comprehensive income (loss)	—	—	—	—	—	13,928	(23,092)	(9,164)	594	(8,570)
Vesting of RSUs	56,513	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,224	—	64	—	—	—	—	64	—	64
Tax withholdings related to net share settlements of stock-based compensation awards	(3,969)	—	(69)	—	—	—	—	(69)	—	(69)
Stock-based compensation on equity-classified awards	—	—	8,930	—	—	—	—	8,930	—	8,930
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(555)	(555)
Balance at September 30, 2024	50,057,026	$5	$2,432,705	(10,294,117)	$(922,666)	$(1,458,265)	$(11,785)	$39,994	$216	$40,210
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$(89,633)	$(6,396)
Less: Income (loss) from discontinued operations, net of tax	(471)	—
Income (loss) from continuing operations	(89,162)	(6,396)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	13,213	21,903
Amortization of acquired intangible assets	1,122	2,609
Stock-based compensation	27,585	17,682
Foreign currency (gains) losses, net	(22,066)	(4,801)
Foreign VAT assessments	—	8,692
Gain on sale of assets	—	(5,160)
Gain on sale of business	(10,650)	—
Italy unrecognized tax benefit expense	25,368	—
Loss on extinguishment of debt	99,925	—
Change in assets and liabilities:
Accounts receivable	7,049	10,678
Prepaid expenses and other current assets	(6,064)	19,294
Right-of-use assets - operating leases	2,407	1,830
Accounts payable	(2,360)	(2,290)
Accrued merchant and supplier payables	(21,804)	(57,749)
Accrued expenses and other current liabilities	1,015	(9,616)
Operating lease obligations	(2,731)	(4,618)
Payment for early lease termination	—	(1,832)
Other, net	(14,956)	(1,295)
Net cash provided by (used in) operating activities from continuing operations	7,891	(11,069)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	7,891	(11,069)
Investing activities
Purchases of property and equipment and capitalized software	(11,049)	(11,591)
Proceeds from sale of assets, net	—	9,116
Proceeds from sale of business, net	15,049	—
Acquisitions of intangible assets and other investing activities	—	(595)
Net cash provided by (used in) investing activities from continuing operations	4,000	(3,070)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	4,000	(3,070)
Financing activities
Issuance costs for 2030 Notes	(2,296)	—
Payments of borrowings under revolving credit agreement	—	(42,776)
Proceeds from Rights Offering, net of issuance costs	—	79,619
Taxes paid related to net share settlements of stock-based compensation awards	(5,680)	(1,457)
Proceeds from settlement of Capped Call Transactions	2,732	—
Other financing activities	(1,169)	(2,457)
Net cash provided by (used in) financing activities	(6,413)	32,929
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(241)	1,788
Net increase (decrease) in cash, cash equivalents and restricted cash	5,237	20,578
Cash, cash equivalents and restricted cash, beginning of period (1)	262,569	167,638
Cash, cash equivalents and restricted cash, end of period (1)	$267,806	$188,216

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$8,795	$3,013
Income tax payments	17,511	10,527
Cash paid for amounts included in the measurement of operating lease liabilities	2,917	4,559
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	3,299	2,383
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$(206)	$185

(1)     The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of September 30, 2025, December 31, 2024, September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$238,451	$228,843	$159,710	$141,563
Restricted cash included in prepaid expenses and other current assets	29,355	33,726	28,506	26,075
Cash, cash equivalents and restricted cash	$267,806	$262,569	$188,216	$167,638
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
In connection with the dispositions of our operations in Latin America in 2017, we recorded indemnification liabilities for certain tax assessments and other matters which were presented in Income (loss) from discontinued operations, net of tax. During the nine months ended September 30, 2025, we recorded an additional accrual related to one of the assessments under the indemnification which is presented in Income (loss) from discontinued operations, net of tax. See Note 7, Commitments and Contingencies, for additional information.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates in our financial statements include, but are not limited to, the following: variable consideration from unredeemed vouchers; income taxes; leases; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; investments; receivables; customer credits, customer refunds and other reserves; contingent liabilities; and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
Reclassifications
Certain reclassifications have been made to the Condensed Consolidated Financial Statements of prior periods to conform to the current period presentation.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three and nine months ended September 30, 2025.
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
In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides an optional practical expedient for measuring expected credit losses on current trade receivables and contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods beginning after December 15, 2025 and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures and does not expect adoption to have a material effect.
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to project stages in ASC Subtopic 350-40, clarifies the threshold to begin capitalizing costs and specifies that the property, plant and equipment disclosure requirements under ASC Subtopic 360-10 apply to all capitalized software costs accounted for under ASC Subtopic 350-40. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028 and early adoption is permitted. The Company is assessing the effect this guidance may have on our consolidated financial statements.
NOTE 2. BUSINESS DISPOSITIONS
On April 10, 2025, the Company completed the sale of Giftcloud. Giftcloud was a non-core, UK-based business specializing in digitizing traditional plastic gift cards through an online platform and smartphone application. The Company sold 100% of Giftcloud shares in exchange for cash consideration of $17.1 million. The net proceeds received in the second quarter equate to $14.0 million, as the agreement included a holdback amount, subject to final adjustments. The remaining cash consideration of $1.0 million was received in July 2025. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the three and nine months ended September 30, 2025.

We recognized a pre-tax gain on the sale of $10.7 million that is presented within Gain on sale of business on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025. The gain represents the excess of the net proceeds over the carrying value of the net assets sold and immaterial transaction costs.

The financial results of Giftcloud are presented within our International segment within Income (loss) from continuing operations on the Condensed Consolidated Statements of Operations through the disposition date. Those financial results were not material for the nine months ended September 30, 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 3. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of September 30, 2025 and December 31, 2024, the balance of our goodwill was $178.7 million. There was no goodwill activity during the nine months ended September 30, 2025 and 2024. All goodwill is within our North America segment, which had a negative carrying value as of September 30, 2025.

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

The following table summarizes intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$17,074	$17,074	$—	$18,576	$18,576	$—
Trade names	9,191	9,034	157	9,425	9,027	398
Patents	1,250	1,130	120	1,250	1,008	242
Other intangible assets	10,519	7,211	3,308	10,483	6,385	4,098
Total	$38,034	$34,449	$3,585	$39,734	$34,996	$4,738
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.3 million and $0.4 million for the three months ended September 30, 2025 and 2024 and $1.1 million and $2.6 million for the nine months ended September 30, 2025 and 2024. As of September 30, 2025, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2025	$361
2026	1,218
2027	1,068
2028	853
2029	84
Thereafter	—
Total	$3,585
NOTE 4. INVESTMENTS
As of September 30, 2025 and December 31, 2024, our carrying value in other equity investments was $74.8 million, which relates to our non-controlling equity interest in SumUp, and our available-for-sale securities and fair value option investments had a carrying value of zero. There were no changes in fair value of our investments for the three and nine months ended September 30, 2025 and 2024.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes our percentage ownership in our investments as of the dates noted below:

	September 30, 2025 and December 31, 2024
Other equity investments	1%	to	19%
Available-for-sale securities	1%	to	19%
Fair value option investments	10%	to	19%
NOTE 5. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$11,799	$11,319
Income taxes receivable	8,362	2,686
Restricted cash (1)	29,355	33,726
Other	4,611	4,634
Total prepaid expenses and other current assets	$54,127	$52,365
(1)    Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 6, Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Deferred contract acquisition costs, net	$3,812	$3,211
Security deposits	2,996	2,983
Provisional tax payments (1)	—	2,402
Other	259	548
Total other non-current assets	$7,067	$9,144
(1)    Relates to provisional payments remitted under the installment plans for Groupon S.r.l. Provisional payments remitted to-date have been reclassified to Foreign Income tax expense as of and during the three months ended September 30, 2025. See Note 11. Income Taxes for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Customer credits	$25,049	$22,349
Accrued marketing	10,955	15,118
Compensation and benefits	14,658	11,436
Foreign VAT assessments (1)	9,644	8,355
Accrued consulting and professional fees	1,982	4,429
Refunds reserve	3,722	4,328
Deferred revenue	1,606	4,130
Current portion of lease obligations	3,695	3,317
Income taxes payable (2)	20,742	2,691
Accrued interest	3,113	1,509
Other	17,989	20,103
Total accrued expenses and other current liabilities	$113,155	$97,765
(1)    See Note 7, Commitments and Contingencies, for additional information.
(2)    Includes unrecognized tax benefit liabilities related to Italy tax assessments. See Note 11, Income Taxes, for additional information.

The following table summarizes Other non-current liabilities as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Contingent income tax liabilities	$14,120	$13,358
Deferred income taxes	1,907	1,918
Other	1,148	1,320
Total other non-current liabilities	$17,175	$16,596
The following table summarizes Other income (expense), net for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,529	$1,480	$4,336	$3,811
Interest expense	(3,387)	(2,111)	(11,233)	(6,037)
Foreign currency gains (losses), net (1)	3,055	23,060	34,131	7,490
Loss on extinguishment of debt (2)	(99,925)	—	(99,925)	—
Other income (expense), net	$(98,728)	$22,429	$(72,691)	$5,264
(1)     Foreign currency gains (losses), net for the three and nine months ended September 30, 2025 and 2024 is primarily due to foreign currency fluctuations on intercompany balances with our subsidiaries.
(2)     Loss on extinguishment of debt for the three and nine months ended September 30, 2025 is due to the exchange of the 2026 Notes and 2027 Notes and issuance of the 2030 Notes on July 2, 2025. See Note 6, Financing Arrangements, for additional information.
NOTE 6. FINANCING ARRANGEMENTS
As of September 30, 2025, the Company has the following material financing arrangements outstanding: the 2030 Notes, the 2027 Notes, the 2026 Notes, capped call transactions and letters of credit pursuant to the Cash Collateral Agreement.
On July 2, 2025, the Company issued $244.1 million aggregate principal amount of its 2030 Notes, consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes, and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes, with 2030 Notes Offering Participants.

We assessed whether the exchange of $20.0 million of the 2026 Notes and $150.0 million of the 2027 Notes resulted in a modification or an extinguishment of the existing debt for each loan in the syndication on a lender-by-lender basis. The exchanged amount of the 2026 Notes and 2027 Notes is a non-cash financing activity. The Company determined that the exchanged portion of the 2026 Notes and the 2027 Notes were extinguished and new debt pertaining to the 2030 Notes was obtained, resulting in a loss on extinguishment of debt of $99.9 million. The loss on extinguishment of debt, which is included in Other income (expense), net on the Condensed Consolidated Statements of Operations, consists of the difference between the fair value of the 2030 Notes at issuance and the net carrying amount of the 2026 Notes and 2027 Notes exchanged. The net carrying amount of the portion of the 2026 Notes and 2027 Notes that was extinguished was determined on a pro rata basis.
On July 2, 2025, the Company entered into the Supplemental Indenture, by and among itself, the guarantors signatory thereto, and U.S. Bank Trust Company, National Association, as trustee and as collateral agent. The Supplemental Indenture deletes in their entirety substantially all of the negative covenants and related provisions from the 2027 Notes Indenture, and releases all of the liens on the collateral securing the obligations under the 2027 Notes.
Convertible Senior Notes due 2030

On July 2, 2025, the Company issued $244.1 million aggregate principal amount of its 2030 Notes. The 2030 Notes are senior, unsecured obligations of the Company and bear interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30 of each year, commencing December 30, 2025. The 2030 Notes will mature on June 30, 2030, unless earlier converted, redeemed or repurchased.
The initial conversion rate of the 2030 Notes is 18.503 shares of Company Common Stock per $1,000 principal amount of 2030 Notes, which is equivalent to an initial conversion price of approximately $54.04 per share, subject to customary adjustments. In addition, upon the occurrence of a make-whole fundamental change, as defined in the 2030 Notes Indenture, or if we exercise the optional redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2030 Notes in connection with such a make-whole fundamental change or redemption.
In no event will the conversion rate be increased to exceed 27.7546 shares of the Company’s Common Stock per $1,000 principal amount of the 2030 Notes, subject to adjustments.
The Company has the conditional right to redeem the notes for cash on or after July 2, 2028. The redemption price will be 100.0% of the principal amount, plus accrued and unpaid interest. No sinking fund is provided for the 2030 Notes. The Company has the right to repurchase notes in the open market or through other means, without the consent of holders and without prior notice.
The 2030 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time on or after March 31, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to December 15, 2026, the holders may elect to convert on an effective date of such event. Based on the closing price of the Common Stock of $23.35 as of September 30, 2025, the if-converted value of the 2030 Notes was less than the principal amount.
Pursuant to the 2030 Notes Indenture, the Company is entitled to not effect any conversion that will result in any holder thereof, together with any Attribution Parties, beneficially owning more than 4.9% of the Company's Common Stock (the “Exchange Cap”), after giving effect to such conversion. The Company’s obligation to deliver any shares of Common Stock that will result in any holder thereof to exceed the Exchange Cap (the “Excess Shares”) is not extinguished and is suspended until such holder advises the Company in writing that it may receive the Excess Shares without exceeding the Exchange Cap.

Certain conditions apply to the conversion by holders and redemption by us of the 2030 Notes. In addition, upon the occurrence of a fundamental change, as defined in the 2030 Notes Indenture, prior to the maturity date, holders may require us to repurchase all or a portion of the 2030 Notes for cash.
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

We account for the 2030 Notes as a liability in its entirety measured at amortized cost. The carrying value of the 2030 Notes was determined by deducting third party transaction costs incurred in connection with the issuance of the 2030 Notes of $2.3 million from the 2030 Notes fair value of $267.7 million at issuance. The transaction costs were recorded as a debt issuance cost in the Condensed Consolidated Balance Sheets and are amortized as interest expense and presented in Other income (expense) on the Condensed Consolidated Statements of Operations. The 2030 Notes were issued at a premium of $23.6 million. The premium, which represents the excess fair value over the principal amount, is amortized over the term of the 2030 Notes as a reduction of interest expense and presented in Other income (expense) on the Condensed Consolidated Statements of Operations. Together with the cash interest, the amortization of debt issuance costs and debt premium result in an effective interest rate of 2.99% over the term of the 2030 Notes. We have presented the 2030 Notes in Non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

The carrying amount of the 2030 Notes consisted of the following as of September 30, 2025 (in thousands):

September 30, 2025
Principal amount	$244,071
Plus: Unamortized debt premium	22,522
Less: Unamortized debt issuance costs	(2,182)
Total	$264,411
We classified the fair value of the 2030 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2030 Notes and our cost of debt. The estimated fair value of the 2030 Notes as of September 30, 2025 was $233.0 million and was determined using a lattice model.
During the three and nine months ended September 30, 2025, we recognized interest costs on the 2030 Notes as follows (in thousands):

Three and Nine Months Ended September 30,
2025
Contractual interest	$2,975
Amortization of debt premium and debt issuance costs, net	(993)
Total	$1,982

Convertible Senior Secured Notes due 2027

In November 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes to the 2027 Notes Offering Participants in a private offering. The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. After the exchange on July 2, 2025, the annual effective interest rate is 7.27%. The 2027 Notes will mature on March 15, 2027, subject to earlier repurchase or conversion.
The initial conversion rate of the 2027 Notes is 33.333 shares of Common Stock, which is the equivalent to an initial conversion price of approximately $30 per share, subject to customary adjustments. The 2027 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company's election. As a result of entering into the Supplemental Indenture, the Company has been released of its obligation to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it failed to sell or pledge certain of its assets as part of the collateral for the 2027 Notes. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change. The 2027 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $35.0 million.
Following the issuance of the 2030 Notes and partial exchange of the 2027 Notes in July 2025, the remaining outstanding principal of the 2027 Notes was $47.3 million.

The carrying amount of the 2027 Notes consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Fair value of principal recorded at issuance (1)	$46,210	$196,210
Less: debt discount	(557)	(3,483)
Total	$45,653	$192,727
(1)    The original principal of the 2027 Notes at issuance was recorded at fair value of $196.2 million, which is equal to the exchanged principal of $176.3 million and cash consideration received of $19.9 million. After the exchange on July 2, 2025, the remaining fair value of the principal recorded at issuance of the 2027 Notes was $46.2 million.
We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of September 30, 2025 and December 31, 2024 was $53.2 million and $192.0 million and was determined using a lattice model.

For the three and nine months ended September 30, 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Contractual interest	$791	$6,955
Amortization of debt discount	98	849
Total	$889	$7,804

Convertible Senior Notes due 2026
In March and April 2021, we issued $230.0 million aggregate principal amount of 2026 Notes in a private offering to qualified institutional buyers. The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year. After the exchange on July 2, 2025, the annual effective interest rate of the 2026 Notes remained 1.83%. The 2026 Notes will mature on March 15, 2026, subject to earlier repurchase, redemption or conversion. In connection with the issuance of the 2027 Notes in November 2024, the Company exchanged $176.3 million aggregate principal amount of 2026 Notes held by the 2026 Notes Offering Participants for $176.3 million aggregate principal amount of the 2027 Notes. Following the issuance of the 2027 Notes and partial exchange of the 2026 Notes in November 2024, the remaining outstanding principal of the 2026 Notes was $53.7 million.
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
The carrying amount of the 2026 Notes consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$33,740	$53,740
Less: debt discount	(108)	(454)
Net carrying amount of liability component	$33,632	$53,286
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of September 30, 2025 and December 31, 2024 was $32.9 million and $48.7 million and was determined using a lattice model.
During the three and nine months ended September 30, 2025 and 2024, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest	$96	$539	$398	$1,916
Amortization of debt discount	59	395	246	1,180
Total	$155	$934	$644	$3,096
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
In June 2025, in connection with the issuance of the 2030 Notes and partial exchange of the 2026 Notes, the Company entered into agreements with the bank counterparties to collectively unwind and terminate 196,200 capped call transactions, which is equal to the proportion of the total principal of the 2026 Notes that was exchanged for the 2027 Notes and 2030 Notes. Upon entering into the unwind and termination agreements, the Company determined the related portion of the capped call transactions no longer met the criteria for equity classification. In July 2025, the Company subsequently received cash proceeds of $2.7 million for the settlement of the capped call transactions. The remaining capped call transactions continue to be classified as equity and are presented in Additional paid-in capital on the Condensed Consolidated Statements of Stockholders' Equity (Deficit) as of September 30, 2025.
The remaining capped call transactions continue to be accounted for as freestanding financial instruments and recorded at the initial fair value in Additional paid-in capital in the Condensed Consolidated Balance Sheets with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.
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
The amounts committed to letters of credit under the Cash Collateral Agreement and Credit Agreement as of September 30, 2025 and December 31, 2024 were $32.6 million and $33.7 million. Pursuant to the Cash Collateral Agreement, cash collateral is required for all letters of credit and treated as restricted cash, which is presented in Prepaid expense and other current assets on the Condensed Consolidated Balance Sheets. See Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of September 30, 2025 and through the date of this report, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
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
On October 31, 2024, we learned the highest-level court declined to hear our appeal related to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.6 million, inclusive of penalties and interest through September 30, 2025. This assessment became final and due during the fourth quarter of 2024 and is expected to be paid in the fourth quarter of 2025. The related obligation for this assessment is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2025. We currently have a bank guarantee of $4.1 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2025.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $5.0 million, inclusive of penalties and interest through September 30, 2025. During 2024, we received a negative ruling at the lowest level court and subsequently lodged an appeal to the second-level court to assert factual and legal challenges to this assessment. Also in 2024, we recorded a contingent liability of $4.6 million in our Condensed Consolidated Balance Sheets after concluding that an adverse outcome was probable. During the current quarter, there have been no updates related to the appeal, and a contingent liability of $4.6 million is recorded as of September 30, 2025. We currently have a bank guarantee of $4.4 million in place relating to this assessment that is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2025.
A Groupon subsidiary in Italy, Groupon S.r.l., is presently litigating a tax dispute with the Italian tax authorities relating to the $134.9 million Italy 2012 Assessment, inclusive of taxes, penalties and interest through September 30, 2025. Refer to Note 11, Income Taxes for additional information.
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
We also are subject to consumer claims, lawsuits, and arbitrations relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy-related claims, lawsuits, and arbitrations, whether meritorious or not, could be time-consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require us to change our business practices, sometimes in expensive ways.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Our remaining indemnification liabilities were $2.8 million as of September 30, 2025.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon will appeal to the third tier court. For one of the matters to be appealed, in the first quarter of 2025, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.5 million, including interest and penalties, which is presented within Income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications, inclusive of the contingent liability of $0.5 million recorded during the nine months ended September 30, 2025, should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Groupon, Inc. Incentive Plan
In August 2011, we established the 2011 Plan under which options, RSUs, 2025 PSUs, 2024 Executive PSUs and PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of September 30, 2025, 4,710,474 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSU activity for the nine months ended September 30, 2025:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	711,346	$11.18
Granted	243,460	13.21
Vested	(304,279)	14.07
Forfeited	(163,663)	11.82
Reclassified from Liability (1)	109,120	33.91
Unvested at September 30, 2025	595,984	$16.93
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
As of September 30, 2025, $7.3 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.3 years.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes stock option activity for the nine months ended September 30, 2025:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	3,062,500	$6.00	1.25	$18,834
Outstanding at September 30, 2025	3,062,500	6.00	0.50	53,134
Exercisable at September 30, 2025	3,062,500	$6.00	0.50	$53,134
As of September 30, 2025, all compensation costs related to unvested stock options granted under the 2011 Plan were recognized. The total fair value of shares vested during the nine months ended September 30, 2025 was $0.4 million.
These stock options were granted to our CEO, who is based in the Czech Republic. Taxes on stock options in the Czech Republic are payable upon the sale of the underlying shares. The Company's tax liability is determined by multiplying the applicable tax rate by the difference between the value of the shares underlying the options on the date of exercise and the aggregate exercise price of the options. These taxes will be recognized in the Condensed Consolidated Statement of Operations upon any subsequent sale of the shares acquired upon exercise of the options. Upon exercise, the Company may also recognize a liability in the Condensed Consolidated Balance Sheet for the employee's portion of taxes that are required to be remitted to the tax authorities on behalf of the CEO.
On November 5, 2025, the Company and its CEO, Dušan Šenkypl, entered into an amendment to his Stock Option Agreement, dated March 30, 2023, to permit the use of a cashless, share-withholding mechanism for the payment of immediate income tax obligations arising upon exercise vested options. The amendment did not modify the number of shares, exercise price, vesting schedule, or other material terms of the award.

Performance Share Units
We grant PSU awards to our executive and upper management teams. Vesting of our 2025 PSUs, 2024 Executive PSUs and PSUs are subject to continued service through the period dictated by the award and certification by the Compensation Committee that the specified performance and market conditions have been achieved.

2025 PSUs
We granted 2025 PSUs in May, June, and July 2025. The 2025 PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2026 and ending on May 1, 2028. The 2025 PSUs have four stock price hurdles: $19.75, $26.76, $31.01, and $68.82, based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2025 PSUs are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award will be met after May 1, 2026; (ii) an additional 33% of the award will be met after May 1, 2027; and (iii) the final 34% of the award will be met after May 1, 2028. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for each award exceeds the derived service period and therefore we recognize the expense over the explicit service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the 2025 PSUs are outlined in the following table:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

May 20, 2025 (1)
Dividend yield	0.00%
Risk-free interest rate	3.91%
Expected volatility	98.88%
Requisite service period (in years)	2.95
(1)    Only one award of 2025 PSUs was granted in June 2025 and three awards of 2025 PSUs were granted in July 2025. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2025.
The table below summarizes 2025 PSU activity for the nine months ended September 30, 2025:

	2025 PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	—	$—
Granted	1,714,083	24.69
Vested	—	—
Forfeited	(97,162)	23.71
Unvested at September 30, 2025	1,616,921	$24.75

As of September 30, 2025, we had unrecognized compensation costs related to unvested 2025 PSUs of $30.7 million. The cost is expected to be recognized over a remaining weighted-average period of 1.62 years.
2024 Executive PSUs
Equity-classified 2024 Executive PSUs
We granted 2024 Executive PSUs on June 12, 2024 and October 14, 2024. The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2025 and ending on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82 based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2024 Executive PSU award are divided equally between four tranches corresponding to achievement of each stock price hurdle. Once the stock price hurdle is achieved, a service condition must also be met before the shares will vest. Specifically, the service condition for: (i) 33% of the award was met on May 1, 2025; (ii) an additional 33% of the award will be met after May 1, 2026; and (iii) the final 34% of the award will be met after May 1, 2027. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for each award exceeds the derived service period and therefore we recognize the expense over the explicit service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the equity-classified 2024 Executive PSUs by grant date are outlined in the following table:

	Equity-classified 2024 Executive PSUs
	June 12, 2024	October 14, 2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%
Expected volatility	95.73%	98.70%
Requisite service period (in years)	2.88	2.54

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes equity-classified 2024 Executive PSU activity for the nine months ended September 30, 2025:

	Equity-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	3,698,064	$13.29
Granted	—	—
Vested	(848,408)	13.75
Forfeited	(337,534)	13.59
Reclassified from Liability (1)	130,683	28.54
Unvested at September 30, 2025	2,642,805	$13.86
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
As of September 30, 2025, we had unrecognized compensation costs related to unvested equity-classified 2024 Executive PSUs of $13.6 million. The cost is expected to be recognized over a remaining weighted-average period of 1.18 years.
In May 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 287,115 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee’s determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs.
In June 2025, the second stock price hurdle of $20.14 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 269,865 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee's determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs.
In August 2025, the third stock price hurdle of $31.01 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 299,335 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee’s determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs.
Liability-classified 2024 Executive PSUs
In October 2024, the Compensation Committee approved a cash incentive award, which was required to be settled in cash upon vesting. The award was subject to the same market, performance and service conditions as the 2024 Executive PSUs. Upon vesting, the cash settlement, if any, was calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. The related award obligation was presented within Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
In May 2025, the first stock price hurdle of $14.86 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, the equivalent of up to 21,563 liability-classified 2024 Executive PSUs were eligible to be settled in cash subject to the Compensation Committee’s determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs. The cash settlement of approximately $0.6 million was paid during the second quarter of 2025.
In June 2025, the second stock price hurdle of $20.14 was achieved based on the 90 consecutive calendar day volume-weighted average stock price. In the same month, the Compensation Committee approved a modification to the award to require settlement in shares of the Company's Common Stock. As a result of this change, the award was reclassified from a liability-classified award to an equity-classified award, effective as of the modification date. The modification did not affect the market, performance, or service conditions, nor any other terms of the award, aside from the change in settlement method. For the portion attributable to the first and second stock price hurdles but not yet settled in cash, the award was exchanged for RSUs. For the portion attributable to the third and fourth stock price hurdles, the award was exchanged for equity-classified PSUs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The Company reclassified the fair value of the liability as of the modification date to Additional paid-in-capital and will recognize any remaining unrecognized compensation cost on a straight-line basis over the remaining requisite service period. The fair value of the awards immediately before the modification, which was used as the basis for the reclassification, was $2.2 million.
The fair value of the modified, equity-classified award as of the modification date was estimated using a Monte Carlo simulation. The key inputs used in the initial Monte Carlo simulation for the units originally granted in October 2024 were the risk-free rate of 3.86%, dividend yield of 0.00%, and our stock price volatility of 98.70%. The key inputs used in the Monte Carlo simulation for the same units originally granted in October 2024 as part of the modification were a risk-free rate of 3.71%, dividend yield of 0.00%, and a stock price volatility of 98.59%.
The table below summarizes activity related to the liability-classified 2024 Executive PSUs for the nine months ended September 30, 2025:

	Liability-classified Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	261,365	$6.70
Granted	—	—
Vested	(21,562)	6.70
Forfeited	—	—
Reclassified to Equity	(239,803)	$6.70
Unvested at September 30, 2025	—	$—
The Company had no liability-classified share-based compensation awards outstanding as of September 30, 2025. We recorded $1.9 million of incremental stock-based compensation expense during the nine months ended September 30, 2025 as a result of the modification.
PSUs
We have granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2024, no shares were issued upon vesting in April 2025 as the specified performance conditions were not met by the end of the performance period.
The table below summarizes PSU activity for the nine months ended September 30, 2025:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	16,417	$16.68
Granted	—	—
Vested	—	—
Forfeited	(16,417)	16.68
Unvested at September 30, 2025	—	$—
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
The award is equity-classified under ASC Topic 718, Compensation - Stock Compensation, given the Company's intent and ability to settle the awards in shares of Common Stock. The total compensation expense is

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
measured at the grant-date fair value of the maximum number of shares issuable, which was approximately $9.3 million, based on the grant date share price as of March 11, 2025. Compensation expense will be recognized over the service period as Major Rocket’s services are received through December 31, 2027, or earlier if all the financial benchmarks are met before then, and only when achievement of these benchmarks becomes probable.
During the three and nine months ended September 30, 2025, we recognized $0.3 million and $0.8 million of stock-based compensation expense within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations, as the achievement of one of these benchmarks was deemed probable based on forecasted results through the end of 2027.
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

NOTE 9. REVENUE RECOGNITION
Refer to Note 14, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2025 and 2024.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2025 (in thousands):

Customer Credits
Balance as of December 31, 2024	$22,349
Credits issued	71,755
Credits redeemed (1)	(63,166)
Breakage revenue recognized	(6,197)
Foreign currency translation	308
Balance as of September 30, 2025	$25,049
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
and Other non-current assets on the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, deferred contract acquisition costs were $5.0 million and $4.2 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.8 million and $1.4 million of deferred contract acquisition costs for the three months ended September 30, 2025 and 2024 and $4.9 million and $4.4 million of deferred contract acquisition costs for the nine months ended September 30, 2025 and 2024.
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2025 (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2024	$2,673
Change in provision	(150)
Write-offs	(26)
Foreign currency translation	34
Balance as of September 30, 2025	$2,531
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $1.7 million and $0.2 million for the three months ended September 30, 2025 and 2024 and $5.4 million and $10.1 million for the nine months ended September 30, 2025 and 2024. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 10. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We have incurred pre-tax charges of $2.2 million since the inception of the Italy Restructuring Plan, substantially all of which were paid in cash as of December 31, 2024 and relate to employee severance and compensation benefits. The Italy Restructuring Plan included a reduction of 33 positions locally, all of which were completed as of December 31, 2024. Within the Condensed Consolidated Statements of Operations, we recorded an immaterial amount of Restructuring and related charges and (credits) associated with

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
this plan for the three and nine months ended September 30, 2025, and $0.9 million for the three and nine months ended September 30, 2024.

2022 and 2020 Restructuring Plans
During the three and nine months ended September 30, 2025 and 2024, we recorded an immaterial amount of Restructuring and related charges and (credits) under the 2022 and 2020 Restructuring Plans in the Condensed Consolidated Statements of Operations, primarily related to the release of our estimated accruals for certain severance benefits upon expiration of the eligible payout period or resolution.
NOTE 11. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision (benefit) for income taxes	$21,249	$2,321	$33,603	$17,802
Income (loss) from continuing operations before provision (benefit) for income taxes	$(96,534)	$16,843	$(55,559)	$11,406
Our U.S. Federal income tax rate is 21%. The primary factor impacting the effective tax rate for the three and nine months ended September 30, 2025 and 2024 was the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets, including U.S. pre-tax losses in the third quarter of 2025 due to a loss on the extinguishment of debt, and the accrual of an Italy tax assessment. For the three and nine months ended September 30, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets.
Given the Company’s recent history of U.S. taxable earnings, we believe that there is a reasonable possibility that within the next twelve months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. federal and state valuation allowance recorded will no longer be needed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release, if at all, are subject to significant judgment and are dependent on the level of profitability and likelihood of future utilization of attributes that we are able to actually achieve.
We expect that our consolidated effective tax rate in future periods will continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of September 30, 2025 and December 31, 2024 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
We are subject to claims for tax assessments by foreign jurisdictions, including the Italy 2012 Assessment for $134.9 million (€114.8 million), inclusive of estimated incremental interest. The subsidiary subject to the Italy 2012 Assessment is Groupon S.r.l., one of the Company's Italian subsidiaries with operations formerly relating specifically to the local voucher business in Italy. Additionally, unrelated to the tax matter above, Groupon S.r.l. is subject to the Italy 2017 Assessment of approximately $35.1 million (€30.1 million) related to a 2017 distribution made to its parent entity.
Groupon S.r.l. disputes all the assessments and is presently pursuing multiple appeals of these matters at various levels of the Italian tax courts.
As a result of Italian tax court procedures that require the deposit of “provisional” amounts while tax appeals are pending, Groupon S.r.l. has made installment payments specifically relating to the Italy 2012 Assessment totaling $10.5 million (€8.9 million) towards provisional amounts owed.
On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve the Italy 2012 and 2017 Assessments. With respect to the Italy 2012 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2012 Assessment from $134.9 million (€114.8 million) to $20.5 million (€17.5 million) against which approximately $10.1 million (€8.6 million) would be credited from previous installment payments made by Groupon S.r.l. With respect to the Italy 2017 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2017 Assessment from $35.1 million (€30.1 million) to approximately $4.8 million (€4.1 million). Accordingly, under the terms of the agreement, the combined total amount that would be owed by Groupon S.r.l. is $25.3 million (€21.6 million) of which $10.1 million (€8.6 million) has already been paid. Therefore, Groupon S.r.l. would pay an additional $15.2 million (€13.0 million).
In October 2025, the Italian Tax Authority informed Groupon S.r.l., that the proposed agreement has been approved by the Administrative Review Committee, an Italian non-governmental oversight group; and the Central Directorate on Tax Audit for the Italian Internal Revenue Service.
Groupon S.r.l. expects to receive a revised version of the Italy 2012 Assessment from the Italian Tax Authority that reflects the terms of the agreement, at which time the parties will voluntarily dismiss all pending appeals. A hearing is scheduled on December 5, 2025, at which time the parties expect to jointly seek judicial approval of the settlement of the Italy 2017 Assessment. Once finalized, Groupon S.r.l. could be required to pay all settled amounts before the end of 2025. Until such time that the revised assessments have been issued and agreed to and the settlement of the Italy 2017 Assessment receives judicial approval, the proposed settlement agreement, in its entirety, remains non-binding on all parties.
As of September 30, 2025, considering all information available, we have determined that it is more likely than not that the reduced assessments under the agreement in principle will be payable. Accordingly, we have recorded foreign income tax expense of $25.3 million (€21.6 million) for the Italy 2012 Assessment and Italy 2017 Assessment during the three and nine months ended September 30, 2025, of which $15.2 million (€13.0 million) is presented in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2025 related to payments not yet remitted.
Including the above, we believe it is reasonably possible that reductions of up to $18.0 million in unrecognized tax benefits may occur within the 12 months following September 30, 2025 upon closing of income tax audits or the expiration of applicable statutes of limitations.
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBB Act”) was enacted into law in the U.S.. The OBBB Act introduces significant changes to the federal income tax code, including changes to the deductibility of research and development (“R&D”) expenses, bonus depreciation, limitation on interest deductibility, international taxation and minimum tax rules.
We have included the impact of the OBBB Act in our financial statements as of September 30, 2025. This resulted in a benefit to our annual effective tax rate for the three and nine months ended September 30, 2025, primarily due to the elimination of the requirement to capitalize and amortize U.S. based R&D expenditures. The application of this provision will also result in favorable cash tax impacts for the 2025 tax year. Additionally, the Company utilized U.S. deferred tax assets, offset by a reduction in the valuation allowance.
We will continue to evaluate the implications of the OBBB Act, including potential state income tax conformity, and will adjust estimates and the impact to our income tax provision as additional guidance is issued.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2025 and 2024.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three and nine months ended September 30, 2025 and 2024.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2025 and December 31, 2024 due to their short-term nature.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net income (loss) per share:

Numerator
Net income (loss) - continuing operations	$(117,783)	$14,522	$(89,162)	$(6,396)
Less: Net income (loss) attributable to noncontrolling interests	590	594	1,227	1,982
Net income (loss) attributable to common stockholders - continuing operations	(118,373)	13,928	(90,389)	(8,378)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	(471)	—
Basic net income (loss) attributable to common stockholders	$(118,373)	$13,928	$(90,860)	$(8,378)

Diluted net income (loss) attributable to common stockholders - continuing operations	$(118,373)	$13,928	$(90,389)	$(8,378)
Plus: Interest expense from assumed conversion of convertible senior notes	—	710	—	—
Net income (loss) attributable to common stockholders plus assumed conversions - continuing operations	$(118,373)	$14,638	$(90,389)	$(8,378)

Denominator
Shares used in computation of basic net income (loss) per share	40,582,370	39,748,268	40,164,733	38,966,238
Weighted-average effect of diluted securities:
Stock options	—	1,613,858	—	—
RSUs	—	272,224	—	—
ESPP Shares	—	3,696	—	—
Convertible senior notes due 2026	—	3,376,400	—	—
Shares used in computation of diluted net income (loss) per share	40,582,370	45,014,446	40,164,733	38,966,238

Basic net income (loss) per share:
Continuing operations	$(2.92)	$0.35	$(2.25)	$(0.22)
Discontinued operations	—	—	(0.01)	—
Basic net income (loss) per share	$(2.92)	$0.35	$(2.26)	$(0.22)

Diluted net income (loss) per share:
Continuing operations	$(2.92)	$0.33	$(2.25)	$(0.22)
Discontinued operations	—	—	(0.01)	—
Diluted net income (loss) per share	$(2.92)	$0.33	$(2.26)	$(0.22)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capped call transactions (1)	496,184	3,376,400	691,330	3,376,400
Convertible Senior notes due 2026 (2)	501,686	—	693,164	3,376,400
Convertible Senior notes due 2027 (2)	1,684,012	—	4,944,849	—
Convertible Senior notes due 2030 (2)	4,417,895	—	1,472,632	—
Stock options	3,062,500	—	3,062,500	3,062,500
RSUs	719,177	85,171	719,050	806,857
PSUs	1,912,688	—	1,153,358	280,807
ESPP	6,964	—	10,016	12,001
Total	12,801,106	3,461,571	12,746,899	10,914,965
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
As of September 30, 2025, there were up to 848,352 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs, 1,616,921 shares of Common Stock issuable upon vesting of outstanding 2025 PSUs and 954,000 shares issuable upon vesting of outstanding Major Rocket incentive shares that were excluded from the table above as neither the applicable market and performance conditions nor the specified merchant revenue-related profit thresholds were satisfied as of the end of the period. Refer to Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SEGMENT INFORMATION
In accordance with ASC Topic 280, Segment Reporting, we disaggregate our operations into two operating and reportable segments: North America and International based on geographically distinct market dynamics. The segment information below reflects the operating results that are regularly provided to and are reviewed by our CODM, who is our CEO, to assess performance and make resource allocation decisions. Our segment information is based on the "management" approach. The "management" approach, as defined within ASC Topic 280, designates the internal reporting used by the CODM for making decisions and assessing performance as the source of our reportable segments. Our measure of segment profitability is contribution profit, defined as net revenues less cost of sales and marketing expenses, as presented below, and is regularly provided to and reviewed by the CODM to allocate resources and assess performance. The CODM assesses our segments’ performance based on contribution profit predominantly in the monthly budget-to-actual variances analysis when making decisions about the allocation of our investment in marketing expenses to each segment. We do not report asset-related information by reportable segment because our CODM does not regularly receive asset information on a reportable segment basis.
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America
Local	$91,562	$81,479	$271,990	$259,646
Goods	1,224	2,491	3,904	8,361
Travel	3,221	2,919	11,222	11,373
Total North America revenue	$96,007	$86,889	$287,116	$279,380

International
Local	$23,182	$23,473	$67,796	$70,624
Goods	2,175	2,734	6,700	7,448
Travel	1,461	1,383	4,102	4,726
Total International revenue	$26,818	$27,590	$78,598	$82,798
Total revenue	$122,825	$114,479	$365,714	$362,178

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America
Revenue	$96,007	$86,889	$287,116	$279,380
Cost of revenue
Payment processor fees	6,818	6,090	20,075	17,605
Other segment items (cost of revenue) (1)	1,481	3,061	5,029	11,030
Total cost of revenue	8,299	9,151	25,104	28,635
Marketing
Online marketing	30,565	27,587	88,425	77,909
Other segment items (marketing) (2)	1,181	1,056	2,955	1,993
Total marketing	31,746	28,643	91,380	79,902
Segment contribution profit	$55,962	$49,095	$170,632	$170,843

International
Revenue	$26,818	$27,590	$78,598	$82,798
Cost of revenue
Payment processor fees	1,462	1,329	4,278	4,112
Other segment items (cost of revenue) (1)	1,228	1,104	3,772	3,312
Total cost of revenue	2,690	2,433	8,050	7,424
Marketing
Online marketing	8,807	6,840	23,342	18,769
Other segment items (marketing) (2)	889	775	2,556	2,916
Total marketing	9,696	7,615	25,898	21,685
Segment contribution profit	$14,432	$17,542	$44,650	$53,689

Total
Total contribution profit for the reportable segments	$70,394	$66,637	$215,282	$224,532
Selling, general and administrative	68,264	71,327	208,773	222,937
(Gain) on sale of assets	—	—	—	(5,160)
(Gain) on sale of business	—	—	(10,650)	—
Restructuring and related charges	(64)	896	27	613
Income (loss) from operations	2,194	(5,586)	17,132	6,142
Other income (expense), net	(98,728)	22,429	(72,691)	5,264
Income (loss) continuing operations before provision (benefit) for income taxes	$(96,534)	$16,843	$(55,559)	$11,406
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 15. SUBSEQUENT EVENTS
TodayTix Sale

In September 2025, the Company received notice from a third-party of its intent to buy our minority investment in TodayTix, Inc. in exchange for cash consideration. As of September 30, 2025, the Company had not received the formal terms of the sale agreement for execution nor had certain conditions precedent been satisfied at that time. On October 20, 2025, the Company sold its noncontrolling interest in TodayTix resulting in a gain recognized in the fourth quarter of 2025 of $6.0 million, equal to the cash consideration received as the investment's carrying value prior to the sale was $0.

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
We believe the next generation of local commerce will be driven by AI native experiences, for which AI agents will become an important discovery and transaction channel. We are building and beginning to implement modern API architecture, AI-ready search & relevance, AI-ready checkout in addition to internal AI tools to drive productivity and efficiency. We are investing now with the goal of Groupon being well positioned to be the partner of choice for local experiences as this channel scales, although we can provide no assurances that our efforts will be successful given the rapidly changing and complex AI environment.

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
Our gross billings and units for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross billings	$416,112	$373,392	$1,219,285	$1,128,145
Units	9,136	8,684	26,791	26,370

Our active customers for the trailing twelve months ended September 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2025	2024
TTM active customers	16,126	15,455

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
The following table presents the above financial metrics for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$122,825	$114,479	$365,714	$362,178
Gross profit	111,836	102,895	332,560	326,119
Contribution profit	70,394	66,637	215,282	224,532
Adjusted EBITDA	17,540	14,767	48,429	50,763
Free cash flow	(24,588)	(19,666)	(3,158)	(22,660)
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
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, the government shutdown, higher labor costs, tariff policy, labor shortages, supply chain challenges and changes in consumer and merchant behavior. In addition, recent and potential future changes to trade and tariff policies may introduce increased pricing volatility and overall uncertainty into our operations. To minimize the impact of macroeconomic conditions on our business, and to create value for our merchants and customers, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Gross billings
Local	$293,761	$248,751	18.1%	$841,798	$723,391	16.4%
Goods	7,645	11,234	(31.9)	24,646	39,703	(37.9)
Travel	17,701	15,078	17.4	63,940	63,870	0.1
Total gross billings	$319,107	$275,063	16.0	$930,384	$826,964	12.5

Units
Local	5,942	5,376	10.5%	17,327	15,787	9.8%
Goods	199	379	(47.6)	696	1,439	(51.6)
Travel	69	61	13.8	247	256	(3.5)
Total units	6,210	5,816	6.8	18,270	17,482	4.5
North America TTM active customers for the trailing twelve months ended September 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2025	2024	% Change
TTM active customers	10,999	10,158	8.3%
Comparison of the Three Months Ended September 30, 2025 and 2024:
North America gross billings, units and TTM active customers increased by $44.0 million, 0.4 million and 0.8 million for the three months ended September 30, 2025 compared with the prior year period. Our Local Category experienced growth in gross billings driven by our transformation efforts. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
North America gross billings and units increased by $103.4 million and 0.8 million for the nine months ended September 30, 2025 compared with the prior year period. Our Local Category experienced growth in gross billings driven by our transformation efforts. The Local category growth is offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Local	$91,562	$81,479	12.4%	$271,990	$259,646	4.8%
Goods	1,224	2,491	(50.9)	3,904	8,361	(53.3)
Travel	3,221	2,919	10.3	11,222	11,373	(1.3)
Total revenue	$96,007	$86,889	10.5	$287,116	$279,380	2.8

Cost of revenue
Local	$7,796	$8,453	(7.8)%	$23,193	$25,535	(9.2)%
Goods	150	292	(48.6)	507	1,071	(52.7)
Travel	353	406	(13.1)	1,404	2,029	(30.8)
Total cost of revenue	$8,299	$9,151	(9.3)	$25,104	$28,635	(12.3)

Gross profit
Local	$83,766	$73,026	14.7%	$248,797	$234,111	6.3%
Goods	1,074	2,199	(51.2)	3,397	7,290	(53.4)
Travel	2,868	2,513	14.1	9,818	9,344	5.1
Total gross profit	$87,708	$77,738	12.8	$262,012	$250,745	4.5

% of Consolidated revenue	78.2%	75.9%		78.5%	77.1%
% of Consolidated cost of revenue	75.5	79.0		75.7	79.4
% of Consolidated gross profit	78.4	75.6		78.8	76.9

Comparison of the Three Months Ended September 30, 2025 and 2024:
North America revenue and gross profit increased by $9.1 million and $10.0 million, while cost of revenue decreased by $0.9 million for the three months ended September 30, 2025 compared with the prior year period. Our Local revenue increased 12%, lagging the rate of growth in gross billings, as a result of lower deal margins and other factors, such as promotional discounts. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit increased due to an increase in revenue and decrease in cost of revenue.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
North America revenue and gross profit increased by $7.7 million and $11.3 million, while cost of revenue decreased by $3.5 million for the nine months ended September 30, 2025 compared with the prior year period. Our Local revenue increased by 5%, lagging the rate of growth in gross billings as a result of lower deal margins and other factors, such as promotional discounts. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit increased due to an increase in revenue and decrease in cost of revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$31,746	$28,643	10.8%	$91,380	$79,902	14.4%
% of Revenue	33.1%	33.0%		31.8%	28.6%

Contribution profit	$55,962	$49,095	14.0%	$170,632	$170,843	(0.1)%
Comparison of the Three Months Ended September 30, 2025 and 2024:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended September 30, 2025 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit increased for the three months ended September 30, 2025 compared with the prior year period, primarily due to optimization of our marketing investment.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
North America marketing expense and marketing expense as a percentage of revenue increased for the nine months ended September 30, 2025 compared with the prior year period, primarily driven by an increased investment in our performance marketing campaigns.
North America contribution profit decreased for the nine months ended September 30, 2025 compared with the prior year period, primarily due to an increase in marketing expense.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Gross billings
Local	$77,270	$76,793	0.6%	$230,745	$234,758	(1.7)%
Goods	11,879	13,877	(14.4)	36,995	42,780	(13.5)
Travel	7,856	7,659	2.6	21,161	23,643	(10.5)
Total gross billings	$97,005	$98,329	(1.3)	$288,901	$301,181	(4.1)

Units
Local	2,605	2,475	5.2%	7,501	7,622	(1.6)%
Goods	272	352	(22.7)	895	1,137	(21.3)
Travel	49	41	20.5	125	129	(3.1)
Total units	2,926	2,868	2.0	8,521	8,888	(4.1)
International TTM active customers for the trailing twelve months ended September 30, 2025 and 2024 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2025	2024	% Change
TTM active customers	5,127	5,297	(3.2)%

Comparison of the Three Months Ended September 30, 2025 and 2024:
International gross billings and TTM active customers decreased by $1.3 million and 0.2 million, while units increased by 0.1 million for the three months ended September 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud. Excluding Giftcloud, International Local gross billings increased 15%, driven by our transformation efforts. The decline in our Goods category is primarily attributable to an overall decline in site traffic. In addition, there was a $4.7 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
International gross billings and units decreased by $12.3 million and 0.4 million for nine months ended September 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, to a lesser extent. Excluding Giftcloud and Italy, International Local gross billings increased 11%, driven by our transformation efforts. The decline in our Goods category is primarily attributable to an overall decline in site traffic. In addition, there was a $6.5 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Revenue
Local	$23,182	$23,473	(1.2)%	$67,796	$70,624	(4.0)%
Goods	2,175	2,734	(20.4)	6,700	7,448	(10.0)
Travel	1,461	1,383	5.6	4,102	4,726	(13.2)
Total revenue	$26,818	$27,590	(2.8)	$78,598	$82,798	(5.1)

Cost of revenue
Local	$2,145	$1,859	15.4%	$6,388	$5,656	12.9%
Goods	344	383	(10.2)	1,108	1,200	(7.7)
Travel	201	191	5.2	554	568	(2.5)
Total cost of revenue	$2,690	$2,433	10.6	$8,050	$7,424	8.4

Gross profit
Local	$21,037	$21,614	(2.7)%	$61,408	$64,968	(5.5)%
Goods	1,831	2,351	(22.1)	5,592	6,248	(10.5)
Travel	1,260	1,192	5.7	3,548	4,158	(14.7)
Total gross profit	$24,128	$25,157	(4.1)	$70,548	$75,374	(6.4)

% of Consolidated revenue	21.8%	24.1%		21.5%	22.9%
% of Consolidated cost of revenue	24.5	21.0		24.3	20.6
% of Consolidated gross profit	21.6	24.4		21.2	23.1

Comparison of the Three Months Ended September 30, 2025 and 2024
International revenue and gross profit decreased by $0.8 million and $1.0 million, while cost of revenue increased $0.3 million for the three months ended September 30, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud. Excluding Giftcloud, International Local revenue increased 8%. The decline in our Goods category is primarily attributable to an overall decline in site traffic. Revenue and gross profit also had favorable impacts of $1.3 million and $1.1 million from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.

Comparison of the Nine Months Ended September 30, 2025 and 2024:
International revenue and gross profit decreased by $4.2 million and $4.8 million, while cost of revenue increased by $0.6 million compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud, along with our withdrawal from the Italian market, to a lesser extent. Excluding Giftcloud and Italy, International Local revenue increased 5%. The decline in our Goods and Travel categories is primarily attributable to an overall decline in site traffic. Revenue and gross profit also had favorable impacts of $1.9 million and $1.7 million from year-over-year changes in foreign currency exchange rates, partially offsetting the decline in activity.
Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$9,696	$7,615	27.3%	$25,898	$21,685	19.4%
% of Revenue	36.2%	27.6%		32.9%	26.2%

Contribution profit	$14,432	$17,542	(17.7)%	$44,650	$53,689	(16.8)%
Comparison of the Three Months Ended September 30, 2025 and 2024:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended September 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend.
International contribution profit decreased for the three months ended September 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend paired with decreased revenue year over year.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
International marketing expense and marketing expense as a percentage of gross profit increased for the nine months ended September 30, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend.

International contribution profit decreased for the nine months ended September 30, 2025 compared with the prior year period, primarily due to decreased revenue year over year paired with increased investment in our online marketing spend.

Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Marketing	$41,442	$36,258	14.3%	$117,278	$101,587	15.4%
Selling, general and administrative (1)	68,264	71,327	(4.3)	208,773	222,937	(6.4)
(Gain) on sale of assets	—	—	—	—	(5,160)	(100.0)
(Gain) on sale of business	—	—	—	(10,650)	—	100.0
Restructuring and related charges (credits)	(64)	896	(107.1)	27	613	(95.6)
Total operating expenses	$109,642	$108,481	1.1	$315,428	$319,977	(1.4)

% of Gross profit:
Marketing	37.1%	35.2%		35.3%	31.2%
Selling, general and administrative	61.0%	69.3%		62.8%	68.4%
(1)The three and nine months ended September 30, 2025 includes $10.9 million and $27.3 million of stock-based compensation expense and $2.4 million and $8.2 million of depreciation and amortization expense. The three and nine months ended September 30, 2024 includes $8.8 million and $17.5 million of stock-based compensation expense and $3.8 million and $13.1 million of depreciation and amortization expense.
Comparison of the Three Months Ended September 30, 2025 and 2024:
SG&A and SG&A as a percentage of gross profit decreased for the three months ended September 30, 2025 compared with the prior year period, due to lower technology expenses from the usage of non-recurring indirect tax credits, partially offset by higher payroll costs.
Comparison of the Nine Months Ended September 30, 2025 and 2024:
SG&A and SG&A as a percentage of gross profit decreased for the nine months ended September 30, 2025 compared with the prior year period, due to lower technology expenses from the usage of non-recurring indirect tax credits, partially offset by higher payroll costs. SG&A includes $2.0 million related to liability-classified 2024 Executive PSUs during the nine months ended September 30, 2025.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income, loss on extinguishment of debt and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Other income (expense), net	$(98,728)	$22,429	$(72,691)	$5,264
Comparison of the Three Months Ended September 30, 2025 and 2024:
The change in Other income (expense), net for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily related to a loss on extinguishment of debt of $99.9 million. The loss on extinguishment of debt consists of the difference between the fair value of the 2030 Notes at issuance and the net carrying amount of the 2026 Notes and the 2027 Notes exchanged. Further, there was a $20.0 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The decrease is primarily driven by the Euro appreciation against the U.S. dollar during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024:
The change in Other income (expense), net for the nine months ended September 30, 2025 as compared with the prior year period is primarily related to a loss on extinguishment of debt of $99.9 million. The loss on extinguishment of debt consists of the difference between the fair value of the 2030 Notes at issuance and the net carrying amount of the 2026 Notes and the 2027 Notes exchanged. The loss was partially offset by a $26.6 million increase in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The increase is primarily driven by the Euro appreciation against the U.S. dollar during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Provision (benefit) for income taxes	$21,248	$2,321	NM	$33,603	$17,802	88.8%
Effective tax rate	(22.0)%	13.8%		(60.5)%	156.1%
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024:
The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were impacted by the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets, including U.S. pre-tax losses in the third quarter of 2025 due to the loss on extinguishment of debt. For the three and nine months ended September 30, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and nine months ended September 30, 2025 and 2024, special charges and credits included charges related to our to our Italy Restructuring Plan, 2022 Restructuring Plan and 2020 Restructuring Plan, as well as gain on sale of assets, gain on sale of business and foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) from continuing operations, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$(117,782)	$14,522	$(89,162)	$(6,396)
Adjustments:
Stock-based compensation (1)	11,109	8,890	27,585	17,682
Depreciation and amortization	4,301	6,895	14,335	24,512
Restructuring and related charges (credits)	(64)	896	27	613
(Gain) on sale of assets	—	—	—	(5,160)
(Gain) on sale of business	—	—	(10,650)	—
Foreign VAT assessments (2)	—	3,672	—	6,974
Other (income) expense, net (3)	98,728	(22,429)	72,691	(5,264)
Provision (benefit) for income taxes	21,248	2,321	33,603	17,802
Total adjustments	135,322	245	137,591	57,159
Adjusted EBITDA	$17,540	$14,767	$48,429	$50,763
(1)     Stock-based compensation excludes expense related to the liability-classified 2024 Executive PSUs. Refer to Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements for more information.
(2)    The Foreign VAT assessments adjustment excludes related interest expense of $0.9 million for the three months ended September 30, 2024 and $1.7 million for the nine months ended September 30, 2024 as the interest expense is included within Other (income) expense, net. See Item 1, Note 7, Commitments and Contingencies, for additional information.

(3)    Other (income) expense, net Includes $99.9 million related to the loss on extinguishment of debt of the 2026 Notes and 2027 Notes in connection with the issuance of the 2030 Notes during the three and nine months ended September 30, 2025. See Item 1, Note 6, Financing Arrangements, for additional information.

Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises Net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because, although it is similar to Net cash provided by (used in) from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following tables represent the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025
	At Avg. Q3 2024 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$411,405	$4,707	$416,112
Revenue	121,540	1,285	122,825
Cost of revenue	10,844	145	10,989
Gross profit	110,696	1,140	111,836
Marketing	40,860	582	41,442
Selling, general and administrative	66,833	1,431	68,264
Restructuring and related charges	(61)	(3)	(64)
Income (loss) from continuing operations	3,064	(870)	2,194

	Nine Months Ended September 30, 2025
	At Avg. Q3 2024 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,212,817	$6,468	$1,219,285
Revenue	363,837	1,877	365,714
Cost of revenue	32,948	206	33,154
Gross profit	330,889	1,671	332,560
Marketing	116,503	775	117,278
Selling, general and administrative	207,110	1,663	208,773
(Gain) on sale of business	(10,176)	(474)	(10,650)
Restructuring and related charges	35	(8)	27
Income (loss) from continuing operations	17,415	(283)	17,132
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.

Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $238.5 million as of September 30, 2025. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the closing of our Rights Offering in January 2024, termination of our Credit Agreement in February 2024, execution of the Exchange and Subscription Agreements in November 2024 and Exchange Agreement in July 2025, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, including the repayment of the remaining outstanding $33.7 million principal of the 2026 Notes upon maturity in March 2026.
We are subject to claims for tax assessments by foreign jurisdictions, including two pending assessments in Italy, involving Groupon S.r.l., one of the Company's Italian subsidiaries. The first is the Italy 2012 Assessment for $134.9 million (€114.8 million), inclusive of estimated incremental interest from the original assessment. The second is the Italy 2017 Assessment for $35.1 million (€30.1 million).
On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve the Italy 2012 and 2017 Assessments. With respect to the Italy 2012 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2012 Assessment from $134.9 million (€114.8 million) to $20.5 million (€17.5 million), against which approximately $10.1 million (€8.6 million) would be credited from previous installment payments made by Groupon S.r.l. With respect to the Italy 2017 Assessment, the agreement provides that the Italian Tax Authority would reduce the Italy 2017 Assessment from $35.1 million (€30.1 million) to approximately $4.8 million (€4.1 million). As such, under the agreement, Groupon S.r.l. would be obligated to pay $4.8 million in cash for the Italy 2017 Assessment. Accordingly, under the terms of the agreement, the combined amount of cash that Groupon S.r.l. would be obligated to pay for both the Italy 2012 Assessment and the Italy 2017 Assessment is approximately $15.2 million (€13.0 million).
In October 2025, the Italian Tax Authority informed Groupon S.r.l., that the proposed agreement has been approved by the Administrative Review Committee, an Italian non-governmental oversight group, and the Central Directorate on Tax Audit for the Italian Internal Revenue Service.
Groupon S.r.l. expects to receive a revised version of the Italy 2012 Assessment from the Italian Tax Authority that reflects the terms of the agreement, at which time the parties will voluntarily dismiss all pending appeals. A hearing is scheduled on December 5, 2025, at which time the parties expect to jointly seek judicial approval of the settlement of the Italy 2017 Assessment. Once finalized, Groupon S.r.l. could be required to pay all settled amounts before the end of 2025. Until such time that the revised assessments have been issued and agreed to and the settlement of the Italy 2017 Assessment receives judicial approval, the proposed settlement agreement, in its entirety, remains non-binding on all parties. See Item 1, Note 11, Income Taxes for additional information.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash provided by (used in):
Operating activities	$(20,506)	$(16,258)	$7,891	$(11,069)
Investing activities	(3,024)	(3,442)	4,000	(3,070)
Financing activities	(3,275)	(691)	(6,413)	32,929

Our free cash flow for the three and nine months ended September 30, 2025 and 2024 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$(20,506)	$(16,258)	$7,891	$(11,069)
Purchases of property and equipment and capitalized software from continuing operations	(4,082)	(3,408)	(11,049)	(11,591)
Free cash flow	$(24,588)	$(19,666)	$(3,158)	$(22,660)
Our revenue-generating transactions are primarily structured such that we collect cash up-front from customers and pay third-party merchants at a later date, either based upon the customer's redemption of the related voucher or fixed payment terms, which are generally weekly, throughout the term of the merchant's offering.
Our cash balances fluctuate significantly throughout the year based on many variables, including changes in gross billings and the timing of payments to merchants and suppliers.
Net cash provided by (used in) operating activities
For the nine months ended September 30, 2025, our net cash provided by operating activities from continuing operations was $7.9 million as compared with net cash used in operating activities from continuing operations of $11.1 million in the prior period. The increase in operating cash flow for the current period is primarily attributed to the timing of merchant payments. Strategic supplier payments in late 2024 decreased merchant payable entering into 2025, resulting in a lower beginning merchant payable balance for the current period and improved cash flow over the comparable period. We resumed regular payment cycles during the nine months ended September 30, 2025. Further, we have seen increased revenue and billings growth year-over-year.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2025, our net cash provided by investing activities from continuing operations was $4.0 million as compared with net cash used in investing activities from continuing operations of $3.1 million in the prior period. The increase in investing cash flow for the current period is primarily attributed to the proceeds earned on the sale of Giftcloud, partially offset by the proceeds on the sale of intangibles in the prior period as well as a decrease in purchases of property and equipment and capitalized software.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2025, our net cash used in financing activities from continuing operations was $6.4 million as compared with net cash provided by financing activities from continuing operations of $32.9 million in the prior period. The year-over-year change from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering during the nine months ended September 30, 2024, partially offset by an increase of $42.8 million in payments of borrowings under our revolving credit facility also during the nine months ended September 30, 2024, and, to a lesser extent, an increase in taxes paid for net share settlements of stock-based compensation awards of $5.7 million during the nine months ended September 30, 2025 compared with $1.5 million in the prior year period.
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
On July 2, 2025, the Company issued $244.1 million aggregate principal amount of the 2030 Notes. consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes with 2030 Notes Offering Participants.

The 2030 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025, and will mature on June 30, 2030, unless earlier converted, redeemed or repurchased.
See Item 1, Note 6, Financing Arrangements, for additional information regarding the 2026 Notes, 2027 Notes and 2030 Notes.
Other Liquidity and Capital Resource matters
As of September 30, 2025, we had $67.0 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
For information on our commitments for financing arrangements, see Item 1, Note 6, Financing Arrangements.

Our future lease payments and purchase obligations as of September 30, 2025 and through the date of this report, did not materially change from the amounts set forth in our 2024 Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2025.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the U.S. and internationally, and we are exposed to market risks in the ordinary course of our business, including the effect of foreign currency fluctuations, interest rate changes and inflation. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. As of September 30, 2025, the U.S. dollar index was down 9.6% over December 31, 2024. For the three and nine months ended September 30, 2025, we derived approximately 21.8% and 21.5% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2025 and December 31, 2024.
As of September 30, 2025, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $29.8 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.0 million. This compares with a $8.3 million working capital surplus subject to foreign currency exposure as of December 31, 2024, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $0.8 million.
Interest Rate Risk
Our cash balance as of September 30, 2025 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes, 2027 Notes and 2030 Notes have an aggregate principal amount of $33.7 million, $47.3 million and $244.1 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2026 Notes, 2027 Notes and 2030 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 6, Financing Arrangements, for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025.
Based on that evaluation and because of the previously-reported material weaknesses in internal control over financial reporting, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2025.
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
•Designed new controls and enhanced existing controls for complex manual processes including controls to reconcile source data across accounts and additional review procedures within account reconciliations
•Automated reporting for certain complex accounting calculations to minimize human error
•Formalized a process to identify and address accounting implications for new initiatives
•Added detective analytic management review controls
While we believe these efforts will improve our internal control over financial reporting and substantially address the root cause of the material weakness, such material weakness will not be remediated until we have concluded, through testing, that our controls are designed and operating effectively through the year ending December 31, 2025.
Changes in Internal Control over Financial Reporting
Except for the enhancements to controls to address the material weakness, management did not identify changes that occurred in our internal control over financial reporting during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, except as supplemented below.
Our access to capital may be limited and our ability to successfully manage and raise capital in the future may fail, which could prevent us from growing and adversely impact our liquidity.
We may need additional capital in the future and may seek additional financing or covenant relief. Any such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We have outstanding $33.7 million, $47.3 million, and $244.1 million in aggregate principal amount of our 2026 Notes, 2027 Notes, and 2030 Notes.
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
In the event the conditional conversion feature of the 2026 Notes, 2027 Notes, and/or 2030 Notes is triggered, holders of these notes will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, 2027 Notes, and/or 2030 Notes, then we would be required to pay cash, deliver shares or deliver a combination of shares and cash, at our election. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, upon the occurrence of a fundamental change (as defined in the 2026 Notes Indenture, 2027 Notes Indenture, and 2030 Notes Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes, 2027 Notes, and/or 2030 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes, 2027 Notes, and/or 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Even if holders of the 2026 Notes, 2027 Notes, and 2030 Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes, 2027 Notes, and 2030 Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Our increasing use of AI and other emerging technologies may expose us to operational, legal, and regulatory risks that could adversely affect our business and reputation.
Our use of AI and machine learning presents risks that could adversely affect our business, financial condition, and results of operations. We currently do not develop our own foundational AI models but incorporate AI-powered tools into certain internal business operations. AI algorithms may be flawed, and datasets may be insufficient, biased, or otherwise problematic. AI tools may rely on third-party providers with uncertain intellectual property rights, and ownership of AI-generated output remains unsettled under existing law. Future interpretations by courts or regulators could materially affect our rights and obligations.
The legal and regulatory landscape for AI is complex and rapidly evolving. Jurisdictions have enacted, or are considering, comprehensive AI frameworks. Any actual or perceived failure by us, our service providers, or our merchants to comply with such requirements could result in liability, regulatory scrutiny, reputational harm, or loss of customer trust. In addition, AI decisions or outputs may produce biased or inaccurate results, lead to unintended discrimination, or otherwise undermine confidence in our products. The use of AI tools also raises risks related to privacy and inadvertent disclosure of sensitive information. AI systems may access, process, or expose personal, confidential, or proprietary data in ways that we do not intend or anticipate. The rapid evolution and increased adoption of AI technologies also may increase the risk of fraudulent purchases on our site.

AI initiatives also require significant resources. Investments in proprietary datasets, models, infrastructure, and compute power may be costly and could reduce our profitability if expected efficiencies or revenues do not materialize. Constraints in hardware (such as GPU availability), power capacity, or other supply chain elements may further limit our ability to scale AI responsibly.
We also face competitive risk if other companies develop or adopt AI capabilities more effectively, at lower cost, or more rapidly than we do. Because our AI capabilities currently depend in part on third-party providers of models, cloud services, and infrastructure, changes in their performance, pricing, licensing terms, or availability could materially increase our costs. Furthermore, the increasing use of AI-driven search, recommendation, and discovery tools by consumers may diminish direct customer traffic to our website and mobile applications, as users engage with third-party AI interfaces that provide offers or experiences without navigating directly to our platform, which could adversely impact our financial condition and the results of operations.
Collectively, these risks may negatively impact our operations, profitability, intellectual property, and brand.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2025, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of September 30, 2025, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table provides information about purchases of shares of our Common Stock during the three months ended September 30, 2025 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2025	980	$32.43	—	—
August 1-31, 2025	21,793	31.62	—	—
September 1-30, 2025	6,416	22.52	—	—
Total	29,189	$30.55	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Amendment to Stock Option Agreement

On November 5, 2025, the Company and its CEO, Dušan Šenkypl, entered into an amendment to his Stock Option Agreement, dated March 30, 2023, to permit the use of a cashless, share-withholding mechanism for the payment of immediate income tax obligations arising upon exercise vested options. The amendment did not modify the number of shares, exercise price, vesting schedule, or other material terms of the award.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment #1 to Stock Option Agreement, dated November 5, 2025*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of November 2025.

GROUPON, INC.
By:	/s/ Rana Kashyap
	Name:	Rana Kashyap
	Title:	Chief Financial Officer