Form 10-K
period 2025-12-31
Groupon, Inc.
filed 2026-03-10
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Yes ☐                                     No ☒

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

Yes ☐             No  ☒

As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant was $617,884,386 based on the number of shares of Common Stock held by non-affiliates as of June 30, 2025 and based on the last reported sale price of the registrant's Common Stock on June 30, 2025.

As of March 6, 2026, there were 40,743,491 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026 or, if not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates, from an amended report on Form 10-K/A filed in the same time period.

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

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Cost Savings Plan	August 2022 Board approved multi-phase cost savings plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan, included within the 2022 Cost Savings Plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 Notes Indenture	Indenture agreement governing the 2026 Notes
2026 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2026 Notes
2026 Proxy Statement	The proxy statement for the Company's 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025
2027 Notes	The Company's 6.250% convertible senior secured notes due March 2027
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2027 Notes Exchange Cap
2027 Notes Exchange Cap	The limit on ownership percentage defined in the 2027 Notes Indenture
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2030 Notes Exchange Cap
2030 Notes Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
600 West Chicago	The Company’s previously leased headquarters located in Chicago, Illinois
ABR	Alternate Base Rate
AI	Artificial Intelligence
API	Application Programming Interface
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Audit Committee	The Audit Committee of our Board of Directors
Backstop Party	Pale Fire Capital SICAV a.s.
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CCPA	California Consumer Privacy Act
CDPA	Virginia Consumer Data Protection Act

CEO	Chief Executive Officer
CFO	Chief Financial Officer
Code	United States Internal Revenue Code of 1986, as amended
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.0001 per share
Compensation Committee	Compensation Committee of the Board
COO	Chief Operations Officer
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPA	Colorado Privacy Act
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and as terminated as of February 12, 2024
CSRD	European Union’s Corporate Sustainability Reporting Directive
CTO	Chief Technology Officer
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act, a 2010 U.S. law aimed at reducing financial risk, increasing transparency, protecting consumers, and preventing another financial crisis through stricter regulations on financial institutions and markets.
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ERG	Employee Resource Group
ESG	Environmental, Social, Governance
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	The privately-negotiated agreements entered into on July 2, 2025, in relation to the issuance of the 2030 Notes
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024, in relation to the issuance of the 2027 Notes
FASB	Financial Accounting Standards Board
FCPA	Foreign Corruption Practices Act
FinCEN	Financial Crimes Enforcement Network
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy 2012 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
Italy 2017 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transactions occurring in 2017
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Monster LP	Monster Holdings LP
NBH	NetBrokers Holdings
Nearbuy	Nearbuy Pte Ltd.
NOL	Net Operating Loss
Notes	2026 Notes, 2027 Notes, and 2030 Notes, collectively
OBBB Act	One Big Beautiful Bill Act
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PCAOB	Public Company Accounting Oversight Board
PCI	Payment Card Industry
PFC	Pale Fire Capital

PSU	Performance Share Units
R&D	Research and development
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEM	Search Engine Marketing
SEO	Search Engine Optimization
SFDR	Sustainable Finance Disclosure Regulation
SG&A	Selling, general and administrative
Share Purchase Agreement	Agreement to sell shares of SumUp
SMS	Short messaging services
SOFR	Term Secured Overnight Financing Rate
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TodayTix	TodayTix, Inc., a privately-held digital discount entertainment ticketing company
TTM	Trailing twelve months
Uptake	Uptake, Inc.
USA PATRIOT Act
A 2001 U.S. law that expanded surveillance and investigative powers for law enforcement to enhance national security and combat terrorism, while also raising concerns about civil liberties and privacy.

VAT	Value added tax

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate, including foreign tax matters, and geopolitical instability; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs and other trade policies; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; the risks associated with our use and integration of AI and machine learning technologies; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; our ability to realize the anticipated benefits from the capped call transactions relating to our 2026 Notes; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as in our Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, including with respect to emerging technologies such as AI, machine learning, and data analytics. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, "Groupon," "the Company," "we," "our," "us" and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

ITEM 1. BUSINESS
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites, which are primarily localized groupon.com sites in thirteen countries. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 19, Segment and Geographical Information, for additional information.
Revenue is earned through transactions during which we generate commissions by selling goods or services on behalf of third-party merchants. Revenue also includes commissions we earn when customers make purchases with retailers using digital coupons accessed through our digital properties.
Our Strategy
Our strategy is to be the trusted local experience marketplace where customers go to buy quality local services and experiences at unbeatable value. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our online selection and by enhancing the customer reach through experience curation and improved convenience in order to drive customer demand and purchase frequency.
We continue to invest in making our platform more efficient, stable and agile. By improving our technology, our customer base can enjoy a modernized experience along with seamless execution of new product innovation, improved customer experience and customer satisfaction. Central to this is our continued investment in our product and engineering organization, building the development velocity, platform depth, and technical capabilities required to deliver faster innovation and more personalized experiences for both customers and merchants. Our product agenda is focused on driving growth through smarter discovery, deeper personalization, and an increasingly seamless experience across every surface we serve.
We believe the next generation of local commerce will be driven by AI native experiences, for which AI agents will become an important discovery and transaction channel. We are building and beginning to implement modern API architecture, AI-ready search & relevance, AI-ready checkout in addition to internal AI tools to drive productivity and efficiency. We are investing now with the goal of Groupon being well positioned to be the partner of choice for local experiences as this channel scales.
Our Categories
Local. Our Local category includes experiences and services from local and national merchants, and other revenue sources that are primarily generated through our relationships with local and national merchants. Our local inventory includes, things to do, beauty and wellness, food and drink, home and automotive services, online services, as well as other types of experiences and services.
Goods. In our Goods category, we earn revenue from transactions in which third-party merchants sell products to customers through our marketplaces. Our Goods category includes merchandise across multiple product lines, such as electronics, sporting goods, jewelry, toys, household items and apparel.
Travel. Through our Travel category, we feature travel experiences at both discounted and market rates, including hotels, airfare and package deals covering both domestic and international travel. For many of our travel experiences, the customer makes reservations directly through our websites and mobile applications. However, for some travel experiences, customers must contact the merchant directly to make a travel reservation after purchasing a travel voucher from us.
Traffic Channels and Platforms
Our customers access our online local commerce marketplaces through our mobile applications and our websites. Our applications and mobile websites enable consumers to browse, purchase, manage and redeem deals on their mobile devices. For the year ended December 31, 2025, approximately 84% of our global transactions were completed on mobile devices.
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
Human Capital Management
Groupon aims to manage human capital with high standards, clear ownership, and a focus on outcomes over activity. Our senior leadership, guided by our Board, oversees this mission by crafting and implementing our human capital strategy. This involves recruiting, developing, and seeking to retain the talent needed to fuel our operations, drive our strategic goals, and shape competitive compensation and benefits packages.
Our Workforce
As of December 31, 2025, we had employees across various geographies and roles:

	Sales	Corporate, Operational and Customer Support	Total Employees
North America	254	167	421
International	380	933	1,313
Total	634	1,100	1,734
Our sales representatives create partnerships, while our support staff ensures smooth transactions. Other teams, such as engineers, product designers, marketers and editors, power the platform to curate the experiences.
Human Capital Strategy Pillars
Our human capital strategy is anchored in three core pillars: People & Culture, Diversity, Equity & Inclusion, and Compensation & Benefits.
People & Culture
At Groupon, our goal is to empower a diverse, collaborative global team and continue to strengthen the foundations that support a high-performance culture.
In December 2025, Groupon introduced five Operating Principles that define the explicit behavioral standards against which our people are hired, developed, and assessed: Extreme Ownership (one owner per outcome; no passengers; no excuses); Speed Over Comfort (ship fast; learn faster — perfect is too slow); Impact Obsessed (focus only on what moves the metrics that matter); Simplify to Scale (complexity kills; simplicity scales); and Disciplined (do more with less — constraints breed creativity). These principles are directly embedded in our annual and mid-year review cadences and our management evaluation framework, with the goal of ensuring that cultural standards translate into talent outcomes.
We believe that the companies best positioned for long-term success are those that develop an AI fluent talent base. In 2025, Groupon continued to embed AI tools into how our teams operate day-to-day. Our aim is to build an AI-native operating culture at Groupon. As part of the effort, we are including AI fluency as a performance criteria that we used to evaluate manager and individual effectiveness.
Following the “Transformation Truths” engagement survey in 2023 and 2024, we continued to gather structured employee feedback throughout 2025 to monitor sentiment during ongoing organizational changes. These surveys help inform leadership decision-making and highlight areas where additional clarity, support, or resources may be needed.
In 2025, we also introduced a mid-year performance review cycle to complement our year-end process. This additional touchpoint provides employees with clearer expectations, more regular feedback, and improved visibility into development opportunities. Together with our Internal Talent Mobility process and Employee Referral Program, this helps support career progression and the movement of talent across teams where business needs are greatest.
We also strive to regularly develop and assess manager capability. In 2025, training for people managers covered performance conversations, inclusive leadership, and the practical application of Groupon's operating principles in day-to-day team management, including the goal of AI-first execution. We work to uphold ethical and compliance standards through bi-annual training programs, including the Global Code of Conduct, Anti-Corruption, and Respectful Workplace courses, reinforcing expectations for a safe and compliant workplace.
Our career development offerings remained consistent, with training available for managers and employees across areas such as respectful workplace practices and inclusive leadership. While these programs continue to evolve, they are designed to serve as an important foundation for building capability and supporting our teams through the company’s transformation.
Diversity, Equity & Inclusion
In 2025, Groupon continued strengthening its cultural foundations around performance, ownership, and accountability. Our Employee Resource Groups ("ERG") operate through a unified ERG Task Force, which provides structure, consistency, and clear scope. The focus of this model is to surface employee experiences, offer grounded feedback, and help identify where policy adjustments or increased awareness could support a more inclusive and effective workplace.
Compensation & Benefits
To attract and retain top talent, we offer competitive compensation and comprehensive benefits. These include health, dental, vision, life, and disability insurance, along with a 401(k) plan with company matching for U.S. employees.
Technology
Groupon’s business model and day-to-day operations are fundamentally dependent on the effective use, integration, and continual advancement of technology platforms, which underpin our customer and merchant experiences, enable our transaction processing, support our data-driven decision-making, and drive our ability to innovate and compete in the digital marketplace. In the third quarter of 2024, we successfully migrated our cloud systems in North America to allow us to run in a further stream-lined multi-cloud infrastructure, further reducing our technological footprint and attack and threat vectors. During 2025, we successfully decommissioned multiple legacy databases and hosting applications as part of a strategic effort to reduce technical complexity and modernize our digital infrastructure. Further, we advanced our technology platforms to better serve both consumers and merchants. We expanded the rollout of our new website internationally and launched a redesigned mobile application for iOS in North America, with an Android version planned in 2026 for North America. To improve our merchant experience, we improved performance from our platform and automated selected processes between merchants and our sales teams, resulting in greater efficiency and streamlined operations. Internally, we focused on automating and standardizing workflows for customer service and sales, consolidating multiple legacy applications into unified systems for both internal and external technologies. These initiatives have improved operational effectiveness, enabled more data-driven decision-making, and simplified the deal creation process for both our merchants and our sales teams. Additionally, we continue to invest in user experience improvements. In 2025, we rebuilt online maps and introduced new solutions for marketing automation to enhance user experience and deal discovery. Our engineering teams adopted a new AI-first development framework to further enhance productivity and delivery speed. We also implemented a range of cybersecurity enhancements, including upgrades to payment and logging systems, improved device security, and we started with the decommissioning of legacy infrastructure for blocking our website against attack and bots. See Item 1A. Risk Factors and Item 1C. Cybersecurity for additional information relating to potential cyber threats.
Competition
Our customers and merchants are at the center of our two-sided marketplace. The quality and stability of both our customers and merchants are key to our business model. We face competition on both sides of our marketplace.
We compete with other marketplaces, and some of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources. In addition, we compete with companies who address only specific verticals in the local experiences market, and in our Goods and Travel categories, companies who have greater scale and larger customer bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower acquisition costs or to respond quicker than we can to new or emerging technologies and changes in customer trends. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than we do.
In addition, some competitors are increasingly leveraging AI and machine-learning technologies to enhance marketing effectiveness, dynamic pricing, and demand-optimization capabilities. To the extent these technologies allow competitors to more efficiently acquire customers, optimize merchant offerings, or respond quicker to changes in consumer behavior, our ability to compete effectively could be adversely affected.
We also compete with companies that can offer alternative services for our merchants. There are companies that offer other types of advertising and promotional services to local businesses. Our merchants could choose to leverage these other platforms to attract customers to their businesses. We believe we can compete due to the access we provide our merchants to our large customer base, our trusted brand, and the investments we continue to make in self-service tools that will allow merchants to manage demand more effectively and better attract and retain customers.
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
Additionally, we are subject to emerging domestic ESG regulations in various states, which may impact our reporting and compliance obligations. These regulations may include climate-related disclosure requirements, including mandatory reporting of greenhouse gas emissions and climate-related financial risks. These regulations, along with evolving international ESG frameworks, may require us to enhance our sustainability disclosures, implement additional compliance measures, and allocate additional resources to ESG reporting and related activities.
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
Information About Our Executive Officers
The following table sets forth information about our executive officers (as of the date of this filing):

Name	Age	Position
Dusan Senkypl	50	CEO
Jiri Ponrt	52	COO
Rana Kashyap	42	CFO
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
Jiri Ponrt was appointed as our COO in September 2025. Prior to his appointment to COO, he served as the Company’s CFO since April 2023. He joined Groupon from PFC where he served as a partner since July 2022 and Group CFO since November 2021. Prior to joining PFC, he served as CFO of Alza.cz, one of the largest e-commerce companies in Central and Eastern Europe, from May 2014 to October 2021. Prior to his time at Alza.cz, he spent 15 years at Nutricia, a Danone brand, in a variety of financial and commercial roles. In conjunction with his appointment to Groupon CFO in April 2023, he stepped down from day-to-day responsibilities at PFC.
Rana Kashyap was appointed as our CFO in September 2025. Prior to his appointment to CFO, he served as the Company’s Senior Vice President of Finance since May 2025. Mr. Kashyap also served the Company in a variety of roles before then, including as Senior Vice President of Corporate Development & Investor Relations, from May 2023 to May 2025. Prior to joining Groupon, Mr. Kashyap served in a variety of roles at RPD Fund Management, from January 2014 to November 2022, and prior to that, held positions at Maini Group and JPMorgan Chase & Co.
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
•Future restructuring plans could be disruptive to our operations and adversely affect our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of the plans in the time frame anticipated or at all.
•Our operating results may vary significantly from quarter to quarter.
•Our U.S. and international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges.
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
•We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain effective internal controls, it could impair our ability to report accurate and timely financial information and have a material and adverse effect on our financial condition and results of operations.
•Failure to deal effectively with fraudulent transactions and customer disputes would increase our loss rate and harm our business.
•We are subject to a variety of payments-related risks that could adversely affect our business, financial condition, and results of operations.
Risks Related to Technology and Cybersecurity
•We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace and acquire customers.
•We may be subject to breaches of our information technology systems, which could result in the unauthorized access to, or disclosure of, proprietary, confidential, or personal information relating to our customers, merchants, employees, and partners.

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
•Our use of AI and machine learning poses new operational, legal, and reputational risks.
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
•We may have exposure to greater than anticipated tax liabilities, including foreign tax assessments.
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
•We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current outstanding and future debt may contain limitations on our ability to pay cash upon conversions of the Notes or at their maturity or to repurchase the Notes.
•The terms of the Notes could delay or prevent an attempt to take over our Company.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

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
•The capped call transactions may affect the value of our 2026 Notes and our Common Stock.
•We are subject to counterparty risk with respect to the capped call transactions.

Risks Related to Our Business, Operations and Strategy
Our strategy to return the Company to stabilized growth may be unsuccessful and may expose us to negative impacts on our business, financial condition and results of operations.
We continue to implement a strategy to become the trusted marketplace where customers go to buy local services and experiences. We are executing this by building long-term relationships with local merchants to improve our inventory selection and by improving the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency.
However, there are no assurances that these actions will be successful in returning the Company to stabilized growth. Our efforts may prove more difficult and costly than we currently anticipate. Specifically, the macroeconomic environment--including inflationary pressures, higher labor costs, tariff or other trade policies, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior—may limit our merchants' ability to offer deals or service customers, and reduce consumer discretionary spending. These factors may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to improving inventory selection or improving customer experience. If we are unable to effectively execute our strategy and realize its anticipated benefits, our business, financial condition and results of operations could be negatively impacted.
Future restructuring plans could be disruptive to our operations and adversely affect our results of operations and financial condition; and we may not realize some or all of the anticipated benefits of the plans in the time frame anticipated or at all.
The implementation of a restructuring plan, including workforce reductions and other non-payroll cost savings measures, could be disruptive to our operations, result in the loss of institutional knowledge, make it difficult to attract or retain employees, result in higher than anticipated charges, and otherwise adversely affect our results of operations and financial condition. Such disruptions may also strain our internal resources, potentially increasing the risk of failures in our internal controls and compliance processes.
In addition, our ability to complete a restructuring plan and achieve the anticipated benefits from the plan within the expected time frame, or at all, is subject to estimates and assumptions that may vary materially from our expectations due to factors beyond our control. Furthermore, following completion of any restructuring plan, our business may not be more efficient or effective than prior to implementation of the restructuring plan.
Our operating results may vary significantly from quarter to quarter.
Our operating results may vary significantly from quarter to quarter due to the rapidly evolving nature of our business and seasonal fluctuations. We believe that our ability to achieve and maintain revenue growth and profitability will depend, among other factors, on our ability to:
•respond to macroeconomic challenges, including but not limited to, inflationary volatility, higher labor costs, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior and the ability to optimize our supply to take into account consumer preferences at a particular point in time;
•acquire new customers, retain existing customers, and increase customer purchase frequency;
•attract and retain high-quality merchants;
•maintain our current relationships with or attract new vendors, suppliers, service providers and strategic partnerships on agreeable terms;
•maintain contracts that are critical to our operations;
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
•respond to continuous changes in consumer and merchant use of technology, including AI;
•optimize and diversify our traffic channels.
In addition, our margins and profitability may depend on our inventory mix, geographic revenue mix, discount rates mix and merchant and third-party business partner pricing terms. Accordingly, our operating results and profitability may vary significantly from quarter to quarter.
Our U.S. and international operations are subject to varied and evolving sociopolitical conditions as well as commercial, employment and regulatory challenges.
Our operations require us to localize our services to conform to a wide variety of local cultures, business practices, and laws. We face significant operational risks in these markets, specifically:
•Geopolitical and Macroeconomic Instability: We operate in jurisdictions that may be affected by political, economic and civil instability. For example, we maintain significant shared service operations in Poland.

Disruptions in this region resulting from the ongoing conflict in neighboring Ukraine could materially impair our ability to support our global business. Additionally, volatile currency exchange rates and divergent macroeconomic conditions (including inflation and labor shortages) may impact our international profitability.
•Labor and Restructuring Constraints: Unlike in the United States, our international operations are subject to extensive labor laws and the oversight of Workers' Councils and trade unions. The requirement to consult with or seek consent from these bodies can significantly delay or increase the costs of strategic restructuring actions, workforce reductions, or changes to employee benefits. We also face challenges in staffing our foreign operations due to language barriers, cultural differences, and competition for local talent.
•Regulatory and Compliance Complexity: Navigating the legal and judicial systems in international jurisdictions is complex and costly. We are subject to varying regulatory regimes, including the European Union's Voucher Directive and Digital Services Act, which may restrict our ability to offer certain services or enforce expiration dates. Furthermore, we must comply with complex anti-corruption laws, such as the FCPA and the UK Bribery Act. Despite our compliance policies, we cannot ensure that our employees, contractors, or agents will not violate these laws, which could result in substantial fines and reputational harm.
•Operational and Competitive Challenges: We must integrate with local payment providers and compete against strong local competitors who may have deeper market knowledge. Our ability to scale depends on maintaining a common technology platform across our North America and International segments; failure to effectively localize our platform or payment options could result in business interruptions or the loss of market share.
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
Our business model depends on maintaining a dense and curated selection of deals. We must continue to attract and retain high quality merchants to increase profitability and grow our marketplace. However, we generally do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value or favorable payment terms.
There are several key challenges in merchant retention:
Merchant ROI and Competition: If merchants or third-party partners determine that our services no longer provide an effective return on investment, or if competitors accept lower (or negative) margins to secure exclusive offers, our merchants may stop working with us or negotiate lower fees.
Macroeconomic Sensitivity & "Main Street" Risk: Our merchant base consists largely of small businesses that are highly sensitive to economic shocks. Factors such as staffing shortages, supply chain issues, and inflationary costs may cause merchants to restrict deal availability or exit the marketplace entirely because they cannot service the increased customer volume we generate. We have experienced, and may continue to experience, merchant attrition due to business closures and bankruptcies, which can increase our refund liabilities.
Goods Marketplace Risks: Our Goods category utilizes a third-party marketplace model. We may not be able to maintain vendor relationships on favorable payment terms or margins, which could adversely affect the performance of this category.
If we are unable to attract and retain high quality merchants in numbers sufficient to grow our business, or if merchants are unwilling to offer products with compelling terms, our operating results may be adversely affected.

If we fail to retain our existing customers or acquire new customers, our operating results and business will be harmed.
Although we expect to continue investing significant resources to re-engage prior customers and acquire new customers, there can be no assurance that these investments will yield a positive return. If customers do not perceive our offerings to be attractive, or if we fail to introduce new and relevant deals or increase awareness and understanding of the offerings on our marketplace platform, we may not be able to retain or acquire customers at levels necessary to grow our business and profitability. In addition, changes to search engine algorithms or similar actions are not within our control and could adversely affect traffic to our websites and mobile applications. If we are unable to re-engage and acquire new customers in numbers sufficient to grow our business and offset the number of customers that have ceased to make purchases, or if new customers do not make purchases at expected levels, our revenue may decrease and our operating results may be adversely affected.
We operate in a highly competitive industry with relatively low barriers to entry and must compete successfully in order to grow our business.
We operate in a highly competitive industry with relatively low barriers to entry.
We compete for both merchant advertising dollars and consumer attention against a range of entities, including:
•Global Technology Platforms: Large companies such as Google, Meta, and ByteDance/TikTok, which not only offer local business advertising solutions but also control key digital channels we use to acquire customers.
•Direct-to-Consumer Alternatives: Merchants increasingly use social media and their own websites to offer deals directly to consumers, bypassing third-party marketplaces like ours.
•Specialized and Traditional Competitors: Niche marketplaces (e.g., travel or food delivery apps), traditional offline coupon services, and other e-commerce platforms.
Many of our competitors have greater financial and data resources, enabling them to subsidize lower margins or invest more aggressively in customer acquisition. Because barriers to entry are low, new competitors can emerge quickly, and merchants can easily shift their marketing budgets to alternative platforms.
Our ability to compete effectively depends on maintaining a dense selection of high-quality deals, demonstrating superior return on investment to merchants, and efficiently acquiring customers. We rely on platforms owned by some of our competitors for traffic; changes to their algorithms, ad pricing, or access policies could significantly increase our customer acquisition costs or limit our reach.
If we fail to maintain our value proposition or if competitors restrict our access to key traffic channels, our market share, revenue, and profitability could be adversely affected
Our success is dependent upon our ability to provide a superior mobile experience for our customers and our customers' continued ability to access our offerings through mobile devices.
In the year ended December 31, 2025, approximately 84% of our global transactions were completed on mobile devices. In order to continue to grow our mobile transactions and improve mobile conversion rates, it is critical that our applications are compatible with a range of mobile technologies, systems, networks and standards and that we provide a good, modern customer experience. Our business may be adversely affected if our customers choose not to access our offerings on their mobile devices, we are not successful in increasing mobile conversion rates, or if we fail to develop applications and product enhancements with adequate functionality and a positive customer experience on a wide range of mobile devices.
In addition, the success of our mobile application depends on our continued ability to distribute it through mobile application marketplaces (e.g., an app store). We rely on "Gatekeeper" platforms (Apple App Store and Google Play) to distribute our application. We have no control over the operating systems and marketplaces that control access to our app. These platform operators could:

•Unilaterally change their terms of service or fee structures (e.g., commission rates on in-app purchases), which would directly reduce our margins.

•Limit our access to user data (e.g., restricting Ad ID tracking), making it harder to attribute sales and personalize deals.

•Remove our application from their marketplaces entirely if they determine we are non-compliant with their evolving policies.

If we are unable to maintain our standing in these marketplaces, or if we fail to adapt our application to new operating system updates and privacy standards, we could lose access to the vast majority of our transaction volume.

An increase in our refund rates or inaccurate estimates of unredeemed vouchers could adversely affect our financial results.
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
In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, accounting and sales positions. Hiring and retaining qualified executives, engineers, sales representatives and other key personnel are critical to our success, and competition can be intense for experienced and well qualified executives and employees. Furthermore, we experienced disruption in our business due to the previously announced cost savings plan and significant turnover in our senior management team in 2023. Reductions in our workforce have led to employees filling certain key roles and we may experience additional changes in key roles in the future. Executive leadership and senior management transitions, reductions in workforce and significant employee turnover can be time consuming, difficult to manage, create instability, cause disruption to our business and the loss of institutional knowledge, and any of these issues could impede the execution of our day-to-day operations and our ability to fully implement our business and growth strategy. These impacts also make it more difficult to attract and retain talent.
In order to attract and retain key executives and employees in a competitive marketplace, we must cultivate a thriving and positive culture and provide a competitive compensation package, including cash and equity-based compensation. If the anticipated value of such equity-based compensation does not materialize, if our equity-based compensation otherwise ceases to be viewed as a valuable benefit or if our total compensation package is not viewed as competitive, our ability to attract, retain and motivate key executives and employees could be weakened. The failure to successfully hire and retain key executives and employees or the further loss of any key executives, senior management and employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance-related requirements.

We previously identified material weaknesses in our internal control over financial reporting, and if we fail to maintain effective internal controls, it could impair our ability to report accurate and timely financial information and have a material and adverse effect on our financial condition and results of operations.
As previously disclosed in our Annual Report on Form 10-K for the years ended December 31, 2024, 2023 and 2022, we identified a material weakness in internal control over financial reporting as of December 31, 2022. The material weakness was due to inadequate preventative and detective controls over complex manual calculations used to record certain month-end balances. We completed remediation measures related to the material weaknesses and concluded, through testing, that our internal control over financial reporting was effective as of December 31, 2025 as described in Item 9A, Controls and Procedures. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
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
We sell a variety of offerings to consumers through our marketplace, including our vouchers and digital coupon offerings with unique identifier codes. It is possible that consumers or other third parties will seek to create counterfeit vouchers or codes, fraudulent accounts or fraudulent banking information in order to improperly purchase or redeem goods and services. While we use advanced anti-fraud technologies, criminals may attempt to circumvent our anti-fraud systems using increasingly sophisticated methods, including AI-driven synthetic identities. In addition, our service could be subject to employee fraud, other internal security breaches, or merchant fraud; and we may be required to reimburse customers or merchants for any funds stolen or revenue lost as a result of such breaches. If merchants are affected by buyer fraud or other types of fraud, they could also request reimbursement, or stop offering goods or services on our marketplaces. If our anti-fraud systems fail to detect these attacks in real-time, we could face direct financial losses from chargebacks and inventory loss.
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

We are subject to a variety of payments-related risks that could adversely affect our business, financial condition, and results of operations.
We accept payments through multiple methods, including credit cards, debit cards, and gift certificates, and may introduce additional payment options in the future. The use of these payment methods exposes us to evolving regulations, compliance requirements, and the risk of fraud. We incur interchange and other fees for certain payment types, which may increase over time, negatively impacting our operating costs and profitability. Our payment processors have broad discretion to impose or increase receivable holdbacks or reserve requirements, particularly if there are changes to our business model or financial condition. Any material increase in these requirements could reduce our cash flow and liquidity. If a payment processor becomes unwilling or unable to provide services to us, or if we are unable to renew or renegotiate agreements on acceptable terms, our ability to process payments could be disrupted, adversely affecting our operations and reputation.
We are also subject to payment card association rules, including PCI Data Security Standards, and other requirements governing electronic funds transfers. Failure to comply with these standards could result in fines, increased fees, or loss of our ability to accept certain payment methods. Additionally, we are subject to, or voluntarily comply with, laws and regulations related to money laundering, international money transfers, privacy, and information security. Non-compliance could result in civil or criminal penalties. Events affecting our third-party payment processors or our integrations with them, such as cyber-attacks or infrastructure disruptions, could result in unauthorized access to customer information and materially harm our business.
Risks Related to Technology and Cybersecurity
We rely on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace and acquire customers.
In recent years, we have experienced declines in traffic from email and search engine optimization (SEO), which has increased the importance of diversifying our sources of traffic and optimizing our marketing spend. If we are unable to effectively diversify our traffic sources or efficiently acquire and retain customers, our business and results of operations could be adversely affected.
Our ability to reach customers through email is subject to the policies and practices of email and Internet service providers, which may change at any time. For example, emails may be categorized as “promotional” or “spam,” reducing their visibility and effectiveness. If email providers materially limit or block the delivery of our emails, or if we are unable to comply with evolving email authentication and content standards, our ability to communicate with customers could be significantly restricted, negatively impacting our operating results.
We also depend on Internet search engines to generate traffic through both paid and organic search. Search engines frequently update their algorithms and user interfaces, which can affect the ranking and visibility of our content. The integration of generative AI and “zero-click” search features may further reduce traffic to our marketplace by providing direct answers to user queries or prioritizing AI-generated summaries over links to our site. Any adverse changes in search engine practices could reduce traffic to our platform and negatively affect our results.
Additionally, we rely on mobile application marketplaces to distribute our app. If a marketplace operator determines that our app is non-compliant with its policies, or changes its marketplace or operating system in a way that reduces the visibility or accessibility of our app, our ability to acquire and retain mobile users could be impaired.
Finally, email providers, search engines, and mobile marketplace operators may take additional actions in response to evolving privacy and data protection concerns, which could further restrict our ability to reach customers and impact our business and results of operations.
We are subject to the risk of breaches of our information technology systems, which could result in the unauthorized access to, or disclosure of, proprietary, confidential, or personal information relating to our customers, merchants, employees, and business partners.
As a global online business operating in multiple jurisdictions, we and our third-party service providers maintain significant volumes of sensitive data and are exposed to a wide range of cyber threats, including malware, ransomware, phishing, hacking, denial-of-service attacks, and other forms of cyber intrusion. These threats are increasing in frequency and sophistication, and may originate from external actors, including state-sponsored entities, or from internal sources.
A successful cyber-attack or other security incident could result in interruptions to our operations, loss or corruption of data, unauthorized disclosure of confidential or personal information, and could harm our relationships with customers, merchants, employees, and third-party business partners. Such incidents could also result in negative publicity, loss of customer or merchant trust, regulatory investigations, litigation, and significant financial and reputational harm.
While we maintain a cybersecurity risk management program (as described in Item 1C), our security measures, and those of our third-party vendors, may be bypassed or otherwise fail to prevent or detect a cyber incident. In addition, outside parties may attempt to fraudulently induce employees, merchants, or customers to disclose access credentials or other sensitive information in order to gain access to our systems and networks. We may also be subject to additional vulnerabilities as we utilize third parties to provide various services for our operations (e.g., cloud services and SaaS platforms), and as we integrate the systems and data of acquired businesses and third-party partners into our networks. A successful attack on one of our third-party vendors (a "supply chain attack") could result in a compromise of our data or a disruption of our operations even if our own systems remain secure.
Our risk and exposure to these matters is heightened by the evolving nature of cyber threats, the complexity of our systems, the volume of transactions we process, our international footprint, and the various and evolving laws and regulations governing data protection. Despite our efforts to enhance our cybersecurity posture, there can be no assurance that our risk mitigation measures will be sufficient or timely to prevent or limit the impact of a cyber incident. Any actual or perceived breach could result in loss of business, regulatory fines, litigation, and damage to our brand and reputation, which could adversely affect our business, financial condition, and results of operations.
For additional information regarding our cybersecurity risk management and governance, see Item 1C – Cybersecurity.
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
We rely on cloud-based applications and platforms for critical business functions. We have fully migrated our core operations to a multi-cloud infrastructure. If we are not able to realize the anticipated benefits of continued usage of this multi-cloud infrastructure, our business could be harmed. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we have increased our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers. Further, any such transition could involve significant time and expense and could negatively impact our ability to deliver our products and services, which could harm our financial condition and results of operations.
Our use of AI and machine learning poses new operational, legal, and reputational risks.
We continue to integrate AI technologies into our platform to enhance internal efficiency, marketing automation, and customer support. The use of these rapidly evolving technologies presents significant risks, including:
•Accuracy and Reputation: Generative AI models may produce inaccurate, biased, or offensive content. If our AI tools generate false deal terms or inappropriate customer communications, we could be exposed to liability for deceptive trade practices, regulatory scrutiny, and reputational harm.
•Intellectual Property and Liability: Content generated by AI, such as deal descriptions or marketing images, may not be eligible for copyright protection, limiting our ability to enforce intellectual property rights. Additionally, if our AI vendors use copyrighted third-party data to train their models, we could face infringement claims, resulting in legal costs or restrictions on our use of AI-generated content.
•Data Security and Privacy: The use of third-party AI tools may require sharing sensitive data with vendors. If proprietary merchant information or consumer personal data is inadvertently fed into public AI models, it could be exposed or used to train models accessible to others, increasing the risk of data breaches and loss of confidential information.
•Regulatory Uncertainty: Laws and regulations governing AI are rapidly evolving. New or proposed regulations could impose significant compliance costs, restrict our ability to deploy AI tools, or require changes to our business practices.
While we continue to implement policies and controls to mitigate these risks, the effectiveness of such measures is not assured given the pace of technological and regulatory change. If any of these risks materialize, our operations, financial results, and reputation could be adversely affected.
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
Further, currently there is no public market for the securities of any such entity, and we may not have rights with respect to transactions involving any of these entities. Our ability to monetize these investments is dependent on market conditions and the strategic decisions of the majority shareholders. Other investors in these entities may have business goals and interests that are not aligned with ours, or may exercise their rights in a manner in which we do not approve. These circumstances could lead to delayed decisions or disputes and litigation with those other investors, all of which could have a material adverse impact on our reputation, business, financial condition and results of operations.
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
Further, we have made an irrevocable election to account for our investments in Monster Holdings LP and Nearbuy Pte Ltd at fair value with changes in fair value reported in earnings. Our other equity method investments, including SumUp, are accounted for at cost adjusted for observable price changes and impairments. The accounting for our investments has and may continue to cause fluctuations in our earnings from period to period, which could be significant.
Risks Related to Our Brand and Intellectual Property
We allow third parties to sell products via our site, which increases our risk of litigation and other losses.
Our Goods category is operated on a third-party marketplace model in which we allow third party merchants to sell products to our customers via our marketplace platforms. By allowing third parties to sell products on our platform, we are subject to intellectual property and other risks, including that the merchandise may be of disputed authenticity, obtained or sourced outside of the rights holder's established distribution channels, counterfeit, or damaged.

Risks regarding the provenance of goods are heightened by the current trade environment. Potential increases in U.S. tariffs or trade restrictions may incentivize third-party merchants to source goods from unauthorized channels or attempt to bypass customs classifications to maintain margins. This could result in potential liability under applicable laws, regulations, agreements and orders and increase the amount of returned merchandise or customer refunds.
Further, we may be found to be directly liable for actions by third party merchants who sell goods on our site. In addition, brand owners or regulators may take legal action against us. While we rely on existing legal and regulatory frameworks, as well as platform safeguards, to limit our liability for third-party content, these protections may change over time due to evolving judicial interpretations or legislative actions. Even if we prevail, any such legal action could result in costly litigation, generate adverse publicity for us, and have a material adverse impact on our business, financial condition, results of operations, brand and reputation. Further, in any such matter, we may not be entitled to indemnification from the third-party merchant, or able to effectively enforce the merchant’s contractual indemnification obligations.
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
We are increasingly integrating Generative AI tools into our content creation and marketing processes. The legal framework regarding the copyright ability of AI-generated content is unsettled. If we cannot claim ownership of AI-generated assets, our ability to prevent competitors from copying our content may be diminished. Conversely, if our internal AI tools inadvertently reproduce copyrighted third-party material, we could be subject to infringement lawsuits.
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
We are involved from time to time in litigation regarding, among other matters, patent and other intellectual property claims, consumer claims, contract disputes with merchants and vendors, employment claims, and securities law claims. Litigation, dispute resolution proceedings and investigations can be expensive, time-consuming and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome with respect to any of these lawsuits or claims could have a material adverse effect on our business, financial condition, results of operations and cash flows. For additional information, see Item 8, Note 10, Commitments and Contingencies to the Consolidated Financial Statements.

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
In addition, federal and state regulators are increasingly scrutinizing pricing practices. If our display of prices, taxes, or processing fees is deemed deceptive under new interpretation of consumer protection laws, we could face significant fines and be forced to alter our checkout flows, potentially impacting conversion rates.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce, which could impede our growth or limit our ability to offer certain online services in the future. These regulations and laws may involve taxation, tariffs and other trade policies, subscriber privacy, anti-spam, data protection, content, reference pricing, copyrights, distribution, communications, consumer protection, the provision of online payment services and the characteristics and quality of services. The application of existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet is not clear as the vast majority of these laws were adopted prior to the advent of, and do not contemplate or address the unique issues raised by, the Internet or e-commerce. Evolving legal and regulatory standards, as well as changes to platform protections, may increase our exposure to claims related to content created by merchants and consumers. In addition, it is possible that governments of one or more countries may seek to censor, or entirely block access to the content available on our websites, mobile applications, or marketing emails. Adverse legal or regulatory developments also could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our gross profit as anticipated.
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
Failure to comply with conflicting and evolving privacy laws could result in significant fines and limit our ability to use consumer data.
We are subject to a complex and evolving set of U.S. federal, state, and international privacy laws and regulations, including the EU General Data Protection Regulation (GDPR), the California Consumer Privacy Act (CCPA), and the California Privacy Rights Act (CPRA). The absence of a unified federal privacy framework in the U.S. has resulted in a patchwork of state laws with divergent and sometimes conflicting requirements regarding data subject rights, opt-out mechanisms for targeted advertising, and data protection assessments. Internationally, regulations such as GDPR and proposed laws like the EU’s ePrivacy Regulation continue to expand and change, increasing compliance complexity.
Compliance with these laws requires ongoing investment in systems, procedures, and personnel, and may necessitate changes to our business practices. The increasing focus on biometric data privacy and the use of artificial intelligence in automated decision-making further complicates compliance. Any actual or perceived failure to comply with applicable privacy laws, our posted privacy policies, or industry standards could result in substantial regulatory fines, litigation, loss of customers, and reputational harm. For example, GDPR violations can result in fines of up to the greater of €20 million or 4% of annual global revenue, while CPRA violations can result in fines of up to $7,500 per incident and provide consumers with a private right of action.
Additionally, stricter regulations and technical restrictions on cookies, web trackers, and other online advertising technologies may limit our ability to attribute sales and target advertisements, potentially reducing marketing efficiency and revenue. As privacy laws continue to expand and diverge across jurisdictions, we may face increased operational costs, uncertainty in compliance, and limitations on our ability to collect and use data, any of which could adversely affect our business, financial condition, and results of operations.
Misclassification or reclassification of our independent contractors, agency workers or employees could increase our costs and adversely impact our business.
Our workers are classified as either employees or non-employees (including as independent contractors or agency workers), and if employees in the U.S., as either exempt from overtime or non-exempt (and therefore overtime eligible). The U.S., certain foreign regulatory authorities, and private parties have recently asserted within several industries that some non-employee classified individuals should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees, including as independent contractors, agency workers or non-exempt employees as exempt, we could face penalties and have additional exposure under U.S. federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as similar international laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. U.S. or foreign legislative, judicial, or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes as well as punitive damages in any related litigation. The costs associated with employee classification, including any related regulatory action or litigation could have a significant impact on our flexibility in managing costs and responding to market changes, and, could have a material adverse effect on our results of operations and our financial position. Because our workforce is distributed, differing federal and state classification rules increase administrative complexity and legal risk.
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
We may have exposure to greater than anticipated tax liabilities, including foreign tax assessments.
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
We also are subject to regular review and audit by both U.S. (federal, state, local) and foreign tax authorities. In particular, we currently are, and expect to continue to be, subject to numerous federal, state and international tax audits relating to income, transfer pricing, sales, VAT and other tax liabilities. Some of these pending and future audits could involve significant liabilities and/or penalties. Although we recently resolved a longstanding tax dispute involving a foreign subsidiary in Italy, other similar tax audits and disputes could arise in other foreign jurisdictions. See Item 8, Note 15, Income Taxes, for additional information. Any adverse outcome of such a review or audit could have a significant negative effect on our financial position and results of operations. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Various jurisdictions are adopting or considering new laws and regulations that enhance mandatory sustainability disclosures, reporting and diligence requirements. We remain subject to these state and international reporting regimes. If we are unable to comply with new laws and regulations concerning ESG matters or fail to meet investor, industry or stakeholder expectations and standards, our reputation may be harmed, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business financial condition may be adversely affected. If our ESG-related data, processes, and reporting are viewed as incomplete or inaccurate, or if we fail to achieve progress with respect to ESG-related goals on a timely basis or at all, we may be viewed negatively by stakeholders concerned about these matters.
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
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash, to repurchase the Notes upon a fundamental change or to repay the Notes in cash at their maturity (if not earlier converted, redeemed or repurchased), and our current outstanding and future debt may contain limitations on our ability to pay cash upon conversions of the Notes or at their maturity or to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their respective notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes, respectively, to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the respective notes being converted. Moreover, we will be required to repay the Notes, in cash at their respective maturity dates unless earlier converted, redeemed (noting that the 2027 Notes cannot be redeemed by us) or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2026 Notes, the 2027 Notes, and/or the 2030 Notes surrendered or pay cash with respect to the 2026 Notes, the 2027 Notes, and/or the 2030 Notes being converted or at their maturity.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the Notes Indenture governing the 2030 Notes respectively, or to pay cash upon conversions of the Notes or at their maturity as required by the Indenture would constitute a default under each respective indenture. A default under the 2026 Notes Indenture governing the 2026 Notes, the 2027 Notes Indenture governing the 2027 Notes, and the 2030 Indenture governing the 2030 Notes could also lead to a default under agreements governing our existing and future indebtedness. Moreover, the occurrence of a fundamental change under the 2026 Notes Indenture governing the 2026 Notes, the 2027 Notes Indenture governing the 2027 Notes, and the 2030 Notes Indenture governing the 2030 Notes could constitute an event of default under any such future agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and repurchase the Notes or pay cash with respect to the Notes being converted or at maturity of the Notes.
The terms of the Notes could delay or prevent an attempt to take over our Company.
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our Company would constitute a fundamental change. This could have the effect of delaying or preventing a takeover of our Company that may otherwise be beneficial to our stockholders.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes, 2027 Notes, and/or 2030 Notes is triggered, holders of these notes will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, 2027 Notes, and/or 2030 Notes, then we would be required to pay cash, deliver shares or deliver a combination of shares and cash, at our election. Unless we elect to satisfy our conversion obligation by delivering solely shares of our Common Stock (other than paying cash in lieu of delivering any fractional shares), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, upon the occurrence of a fundamental change (as defined in the 2026 Notes Indenture, 2027 Notes Indenture, and 2030 Notes Indenture) prior to the maturity date, holders may require us to repurchase all or a portion of the 2026 Notes, 2027 Notes, and/or 2030 Notes for cash at a price equal to 100% of the principal amount of the 2026 Notes, 2027 Notes, and/or 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. Even if holders of the Notes do not elect to convert their respective notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes, as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Risks Related to Ownership of Our Common Stock
The trading price of our Common Stock is highly volatile.
The trading price of our Common Stock has been and may continue to be highly volatile, and may fluctuate significantly due to factors both related and unrelated to our operating performance. In addition to general market and sector trends, our stock price may be affected by fluctuations in our financial results, changes in financial projections, macroeconomic conditions, and developments in the technology and Internet commerce sectors.
Our stock has experienced periods of extreme volatility, including rapid price movements driven by high short interest, short squeezes, and social media activity. These dynamics can result in price fluctuations that are disconnected from our underlying business fundamentals, and investors who purchase shares during such periods may incur significant losses if the price subsequently declines.
A substantial portion of our Common Stock is held by a small number of institutional investors and significant shareholders, resulting in a low public float and limited liquidity. Sales of large blocks of stock by these holders could cause dramatic declines in our stock price, and concentrated ownership may give significant influence over corporate matters to a few investors whose interests may not align with those of other shareholders.
Other factors that could affect our stock price include future issuances of equity or convertible securities, analyst coverage and estimates, viral dissemination of information on social media, strategic transactions, executive leadership changes, and regulatory developments affecting our business model. As a result, the market price of our Common Stock may continue to experience substantial volatility, and investors may experience significant gains or losses.
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
Certain provisions in our certificate of incorporation, bylaws, and Delaware law could delay or prevent a change of control or changes in our management that stockholders may consider favorable. These include:
•The Board’s authority to fill director vacancies, limiting stockholders’ ability to do so;
•Restrictions on calling special meetings, which require approval by our Chairman, Chief Executive Officer, Board, or holders of a majority of outstanding shares, thereby limiting minority stockholder actions;
•Limitations on stockholder action by written consent, requiring prior Board approval;
•Prohibition of cumulative voting in director elections, reducing minority stockholders’ influence;
•Advance notice requirements for director nominations and other proposals at annual meetings, which may deter proxy contests or takeover attempts;
•The Board’s ability to issue preferred stock with rights or preferences that could impede an acquisition, without stockholder approval.
These provisions may discourage unsolicited takeover attempts, proxy contests, or other actions that some stockholders may view as beneficial.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We face significant and persistent cybersecurity risks due to the widespread use of our websites and mobile applications; the attractiveness of our websites and mobile applications to threat actors, including state-sponsored actors; the fact that we operate globally and must defend against cybersecurity attacks in thirteen countries; the substantial level of harm that could occur to our business, our customers, or our merchants if we were to suffer a material cybersecurity incident; and our use of third-party products and services. These risks include dependencies on cloud service providers and other third-party technology vendors that support our critical systems and operations. Protecting our systems, networks, data and confidential information is a priority at Groupon. We are committed to maintaining robust governance and oversight of these risks and implementing mechanisms, controls, technologies and processes designed to help us identify, assess and manage these risks.
As of the date of this Form 10-K, we have not experienced a material cybersecurity threat or incident that resulted in a material adverse impact to our business strategy, results of operations or financial condition, but there can be no guarantee that we will not experience such an incident in the future. The determination of whether a cybersecurity incident is material involves judgment and depends on the specific facts and circumstances at the time of assessment. Such incidents, whether or not successful, could result in significant costs related to, for example: rebuilding our internal systems, implementing additional threat protection measures, providing modifications to our websites and mobile applications, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing merchants and customers with incentives to maintain a business relationship with us, taking other remedial steps with respect to third parties or incurring significant reputational harm. In addition, these threats are constantly evolving, which increases the difficulty of successfully defending against them or implementing adequate preventative measures. We have seen an increase in the volume, frequency and sophistication of cyberattacks. We seek to detect and investigate unauthorized attempts and attacks against our network, cloud infrastructure, websites, and mobile applications and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and our websites and mobile applications; however, we remain potentially vulnerable to known or unknown threats. It is also possible that we, our merchants, our customers or our vendors will be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. This includes enhanced regulatory requirements in the United States and other jurisdictions related to the timing and content of cybersecurity incident disclosures. See Item 1A. Risk Factors for more information on our cybersecurity risks.
The Audit Committee oversees risks pertaining to cybersecurity. A member of our IT and Information Security teams regularly reports to the Audit Committee, and directly to the Board, as appropriate, on the state of our cybersecurity program and provides updates on cybersecurity matters. In addition, our IT and Information Security teams typically conduct an annual cybersecurity review, which is shared with our Board as needed. We employ security practices to protect and maintain the systems located at our cloud hosting providers, invest in intrusion and anomaly detection tools and engage third-party security firms to test the security of our websites and systems. Specifically, we leverage industry best practices to identify and mitigate data security risks, including but not limited to, utilizing processes and tools to monitor and address email security, the security of our workstations and servers, cloud security, password management, secure file transfers and ransomware protection. In addition, we utilize a firewall, a virtual private network, multi-factor authentication and single sign-on and conduct regular phishing testing. We also regularly evaluate and assess our systems and the controls, processes and practices to protect those systems, including recently completing the migration of our public-facing websites and applications and our back-end business intelligence systems to the cloud. We also retain personnel that have in-depth experience in penetration testing and conduct penetration testing against our own systems. Further, we utilize third party partners to help us monitor issues that are internally discovered or externally reported that may affect our websites and mobile applications, and we have processes to assess the potential cybersecurity impact or risk of these issues. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program abiding by information handling and asset management requirements and notifying us in the event of any known or suspected cyber incident.
The day-to-day operations of our cybersecurity risk management program are overseen by our IT and Information Security teams. Our cybersecurity program is run by our CTO, Ales Drabek, who reports to our CEO, Dusan Senkypl. Ales Drabek joined Groupon as CTO on May 1, 2025, and is based in Munich, leading a team of around 350 people. He has deep expertise in digital and technology transformation, cloud technologies, eCommerce, B2B & B2C marketplaces, Big Data, and CRM. He was previously CIO at Lampenwelt GmbH, where he led a full technology modernization and AI initiatives across European marketplaces. Before that, as Chief Digital & Disruption Officer at Conrad Electronic SE, he launched one of Europe’s first B2B marketplaces and built an IoT platform for home automation. He also held leadership roles at Metro Cash & Carry International, driving digital transformation and customer-focused tech solutions.
Our CTO regularly reports directly to the Audit Committee on our cybersecurity program and efforts to prevent, detect, mitigate and remediate issues. In addition, we have an escalation process in place to inform senior management and the Board of material issues.
ITEM 2. PROPERTIES
As of December 31, 2025, we owned no property and leased 16 facilities throughout the world. Our corporate headquarters is located in Chicago, Illinois. We believe that our leased properties are in good condition and meet the needs of our business, and that suitable additional or alternative space will be available as needed to accommodate our business operations.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Item 8, Note 10, Commitments and Contingencies, to the Consolidated Financial Statements of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock has been listed on the NASDAQ Global Select Market under the symbol "GRPN" since November 4, 2011. We do not anticipate paying cash dividends in the foreseeable future.
Holders
As of March 6, 2026, there were 76 holders of record of our Common Stock. Each holder of our Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders.
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2025, we did not purchase any shares under the repurchase program. As of December 31, 2025, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Notes, share price, available cash and other factors, and the share repurchase program may be terminated at any time. We will fund the repurchases, if any, through cash on hand and future cash flows. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made in part under a Rule 10b5-1 plan, which permits stock repurchases when we might otherwise be precluded from doing so.
Since the inception of our share repurchase programs in August 2013 through December 31, 2025, we have repurchased 10,294,117 shares of our Common Stock for an aggregate purchase price of $922.7 million (including fees and commissions).
The following table provides information about purchases of shares of our Common Stock during the three months ended December 31, 2025 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
October 1-31, 2025	1,655	$21.20	—	—
November 1-30, 2025	3,012	15.60	—	—
December 1-31, 2025	28,269	31.52	—	—
Total	32,936	$29.55	—	—
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
The graph set forth below compares the cumulative total return on our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq 100 Index, resulting from an initial investment of $100 in each and assuming the reinvestment of any dividends, based on closing prices on the last trading day of each year end period for 2021, 2022, 2023, 2024, and 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included under Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our actual results may differ materially from those we currently anticipate as a result of many factors, including those we describe under Item 1A. Risk Factors, and elsewhere in this Annual Report. See Part I, Forward-Looking Statements, for additional information. For further discussion regarding operating and financial data for the year ended December 31, 2024 as compared to the year ended December 31, 2023, refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and in three categories, Local, Goods and Travel. See Item 8, Note 19, Segment and Geographical Information, for additional information.
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
•Active customers are unique user accounts, identified by a distinct email address, that have made a purchase during the TTM either through one of our online marketplaces or directly with a merchant for which we earned a commission. We consider this metric to be an important indicator of our business performance as it helps us to understand how the number of customers actively purchasing our offerings is trending. Some customers could establish and make purchases from more than one account, so it is possible that our active customer metric may count certain customers more than once in a given period. We do not include consumers who solely make purchases with retailers using digital coupons accessed through our websites or mobile applications in our active customer metric, nor do we include consumers who solely make purchases of our inventory through third-party marketplaces with which we partner.
Our gross billings, units and TTM active customers for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Gross billings	$1,665,755	$1,558,203
Units	36,826	36,640
TTM Active customers	16,229	15,432
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
•Cost of revenue consists of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue, which include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees are attributed to the cost of service.
•Gross profit reflects the net margin we earn after deducting our Cost of revenue from our Revenue.
•Contribution Profit measures the amount of marketing investment needed to generate revenue and is defined as net revenues less cost of sales and marketing expense. See Item 8, Note 19, Segment and Geographical Information, for additional information.
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
The following table presents the above financial metrics for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$498,422	$492,557
Gross profit	452,539	444,306
Contribution profit	286,684	300,099
Adjusted EBITDA	69,332	69,308
Free cash flow	49,874	40,561
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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, impairments and other facilities-related costs and professional advisory fees. See Item 8, Note 14, Restructuring and Related Charges, for additional information about our restructuring plans.
Factors Affecting Our Performance
Attracting and retaining local merchants. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We continue to focus on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers and Groupon.
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we continue to focus on strengthening our product offerings, improving the attractiveness of our offerings, and enhancing the performance of our marketing campaigns.
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff and other trade policy, labor shortages, supply chain challenges and changes in consumer and merchant behavior. Judicial and executive developments relating to U.S. trade and tariff policies in February 2026 may further increase uncertainty regarding the scope, implementation and potential future direction of such measures, and further changes could occur. In addition, recent and potential future changes to trade and tariff policies may introduce increased pricing volatility and overall uncertainty into our operations. To minimize the impact of macroeconomic conditions on our business, and to create value for our merchants and customers, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings, units and TTM active customers for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Gross billings
Local	$1,142,285	$999,836	14.2%
Goods	34,077	53,589	(36.4)
Travel	77,817	79,347	(1.9)
Total gross billings	$1,254,179	$1,132,772	10.7

Units
Local	23,516	21,805	7.8%
Goods	943	1,882	(49.9)
Travel	302	321	(5.9)
Total units	24,761	24,008	3.1

TTM Active customers	11,051	10,289	7.4%
Comparison of the Years Ended December 31, 2025 and 2024:
North America gross billings, units and TTM active customers increased by $121.4 million, 0.8 million and 0.8 million, respectively, for the year ended December 31, 2025 compared with the prior year period. Our Local category experienced growth in gross billings and units driven by our continued execution of our hyperlocal marketplace strategy and increased marketing spend, with strength in our core local business supported by improved supply quality and effective category management. The Local category growth is partially offset by a de-emphasis on our Goods category evidenced by a decrease of our Goods active customers that resulted in fewer unit sales and lower gross billings year over year in the Goods category.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Revenue
Local	$366,787	$350,876	4.5%
Goods	5,484	10,990	(50.1)
Travel	13,560	14,206	(4.5)
Total revenue	$385,831	$376,072	2.6

Cost of revenue
Local	$31,695	$34,070	(7.0)%
Goods	705	1,405	(49.8)
Travel	1,712	2,433	(29.6)
Total cost of revenue	$34,112	$37,908	(10.0)

Gross profit
Local	$335,092	$316,806	5.8%
Goods	4,779	9,585	(50.1)
Travel	11,848	11,773	0.6
Total gross profit	$351,719	$338,164	4.0

% of Consolidated revenue	77.4%	76.4%
% of Consolidated cost of revenue	74.3	78.6
% of Consolidated gross profit	77.7	76.1
Comparison of the Years Ended December 31, 2025 and 2024:
North America revenue and gross profit increased by $9.8 million, and $13.6 million, respectively, while cost of revenue decreased by $3.8 million for the year ended December 31, 2025 compared with the prior year period. Our Local revenue increased by 4.5%, lagging the rate of growth in gross billings as a result of promotional discounts and higher redemption rates. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications, which is a direct result of our cost savings initiatives. Gross profit increased due to an increase in revenue and decrease in cost of revenue. The decline in our Goods category is primarily attributable to our overall de-emphasis of the Goods category.
Marketing and Contribution Profit
North America marketing and contribution profit for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Marketing	$127,608	$113,096	12.8%
% of Revenue	33.1%	30.1%

Contribution Profit	$224,111	$225,068	(0.4)%

Comparison of the Years Ended December 31, 2025 and 2024:
North America marketing expense increased for the year ended December 31, 2025 compared with the prior year period, primarily due to increased investment in our online marketing spend to drive customer acquisition and demand growth. Marketing expense as a percentage of revenue increased as revenue growth did not keep pace with our marketing investment as strong performance in paid channels was offset by headwinds in non-paid channels.
North America contribution profit remained relatively flat for the year ended December 31, 2025, compared with the prior year period, as the increase in marketing expense was largely offset by the increase in gross profit.

International
Operating Metrics
International segment gross billings, units and TTM active customers for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Gross billings
Local	$328,964	$332,795	(1.2)%
Goods	53,172	60,530	(12.2)
Travel	29,440	32,106	(8.3)
Total gross billings	$411,576	$425,431	(3.3)

Units
Local	10,601	10,764	(1.5)%
Goods	1,290	1,688	(23.6)
Travel	174	180	(3.3)
Total units	12,065	12,632	(4.5)

TTM Active customers	5,178	5,143	0.7%
Comparison of the Years Ended December 31, 2025 and 2024:
International gross billings and units decreased by $13.9 million and 0.6 million, respectively, while TTM active customers remained flat for the year ended December 31, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud and, to a lesser extent, our withdrawal from the Italian market in mid-2024. Excluding Giftcloud and Italy, International Local gross billings increased 13%, driven by our continued execution of our hyperlocal marketplace strategy and increased marketing spend, with strength in our core local business supported by improved supply quality and effective category management. The decline in our Goods category is primarily attributable to our overall de-emphasis of the Goods category. In addition, there was a $15.3 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Revenue
Local	$97,506	$99,333	(1.8)%
Goods	9,561	10,929	(12.5)
Travel	5,524	6,223	(11.2)
Total revenue	$112,591	$116,485	(3.3)

Cost of revenue
Local	$9,505	$7,889	20.5%
Goods	1,527	1,691	(9.7)
Travel	739	763	(3.1)
Total cost of revenue	$11,771	$10,343	13.8

Gross profit
Local	$88,001	$91,444	(3.8)%
Goods	8,034	9,238	(13.0)
Travel	4,785	5,460	(12.4)
Total gross profit	$100,820	$106,142	(5.0)

% of Consolidated revenue	22.6%	23.6%
% of Consolidated cost of revenue	25.7	21.4
% of Consolidated gross profit	22.3	23.9
Comparison of the Years Ended December 31, 2025 and 2024:
International revenue and gross profit decreased by $3.9 million and $5.3 million, respectively, while cost of revenue increased by $1.4 million for the year ended December 31, 2025 compared with the prior year period. The decline in the Local category was mainly due to the divestiture of Giftcloud and, to a lesser extent, our withdrawal from the Italian market in mid-2024. Excluding Giftcloud and Italy, International Local revenue increased 6%. The decline in our Goods category is primarily attributable to our overall de-emphasis of the Goods category. Revenue and gross profit had favorable impacts of $4.3 million and $3.9 million, respectively, from year-over-year changes in foreign currency exchange rates. The increase in cost of revenue was primarily due to higher credit card processing fees. This was driven by growth in international units excluding Giftcloud, which had no credit card processing fees.
Marketing and Contribution Profit
International marketing and contribution profit for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Marketing	$38,247	$31,111	22.9%
% of Revenue	34.0%	26.7%

Contribution Profit	$62,573	$75,031	(16.6)%

Comparison of the Years Ended December 31, 2025 and 2024:
International marketing expense increased for the year ended December 31, 2025 compared to the prior year period, primarily due to increased investment in our online marketing spend to drive customer acquisition and demand growth. Marketing expense as a percentage of revenue increased as revenue growth did not keep pace with our marketing investment as strong performance in paid channels was offset by headwinds in non-paid channels.
International contribution profit decreased for the year ended December 31, 2025 compared with the prior year period, primarily due to a decrease in gross profit and an increase in marketing.
Consolidated Operating Expenses
Operating expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Marketing	$165,855	$144,207	15.0%
Selling, general and administrative (1)	273,728	295,399	(7.3)
(Gain) on sale of assets	—	(5,160)	(100.0)
(Gain) on sale of business	(10,650)	—	100.0
Restructuring and related charges (credits)	(34)	1,066	(103.2)
Total operating expenses	$428,899	$435,512	(1.5)

% of Revenue:
Marketing	33.3%	29.3%
Selling, general and administrative	54.9%	60.0%
(1)The years ended December 31, 2025 and 2024 include $37.3 million and $26.6 million of stock-based compensation expense and $10.6 million and $17.0 million of depreciation and amortization expense.
Comparison of the Years ended December 31, 2025 and 2024:
SG&A and SG&A as a percentage of revenue decreased for the year ended December 31, 2025 compared with the prior year period, due to lower technology expenses, partially offset by higher payroll costs.
Gain on sale of assets decreased for the year ended December 31, 2025 compared with the prior year period, primarily due to a gain from the sale of certain intangible assets in 2024. See Item 8, Note 5, Goodwill and Other Intangible Assets, for additional information.
Gain on sale of business increased for the year ended December 31, 2025 compared with the prior year period due to a gain from the sale of Giftcloud in 2025. See Item 8, Note 3, Business Dispositions, for additional information.
Restructuring and related charges (credits) decreased for the year ended December 31, 2025 compared with the prior year period, primarily due to substantially all costs pertaining to the various restructuring plans having been incurred as of the year ended December 31, 2024. See Item 8, Note 14, Restructuring and Related Charges, for additional information.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest income, interest expense, gains and losses from changes in fair value of investments, gain on sale of investment, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.

Other income (expense), net for the years ended December 31, 2025 and 2024 was as follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2024
Other income (expense), net	$30,829	$(37,554)

Comparison of the Years Ended December 31, 2025 and 2024:
The change in Other income (expense), net for the year ended December 31, 2025 compared with the prior year period is primarily related to a $67.3 million increase in foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The increase is primarily driven by the Euro appreciation against the U.S. dollar during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Consolidated Provision (Benefit) for Income Taxes
Comparison of the Years Ended December 31, 2025 and 2024:
Provision (benefit) for income taxes for the years ended December 31, 2025 and 2024 was as follows (in thousands, except percentages):

	Year Ended December 31,		% Change
	2025	2024	2025 vs 2024
Provision (benefit) for income taxes	$35,625	$26,123	36.4%
Effective tax rate	(78.4)%	(86.0)%
Our U.S. Federal income tax rate was 21% for the years ended December 31, 2025 and 2024.
The primary factors impacting the effective tax rate for the years ended December 31, 2025 and 2024 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets, including U.S. pre-tax losses due to a loss on extinguishment of debt and the tax settlement expense for the Italy 2012 and 2017 Assessments. For the years ended December 31, 2025 and 2024, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the years ended December 31, 2025 and 2024, special charges and credits included charges related to our Italy Restructuring Plan, 2022 Restructuring Plan and 2020 Restructuring Plan, as well as gain on sale of assets, gain on sale of business, loss on extinguishment of debt and foreign VAT assessments. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results. For the foreign VAT assessments, we also considered the fact that we ceased operations in Portugal in 2016 and it is not part of our ongoing business. We have not engaged in any revenue-generating or payroll-related activity in Portugal since ceasing those operations nor do we intend to engage in these activities in that jurisdiction in the future.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Income (loss) from continuing operations	$(81,081)	$(56,514)
Adjustments:
Stock-based compensation (1)	37,774	26,734
Depreciation and amortization	18,602	30,900
Restructuring and related charges (credits)	(34)	1,066
(Gain) on sale of assets	—	(5,160)
(Gain) on sale of business	(10,650)	—
Foreign VAT assessments (2)	—	6,974
Loss on extinguishment of debt	99,925	1,631
Other (income) expense, net (3)	(30,829)	37,554
Provision (benefit) for income taxes	35,625	26,123
Total adjustments	150,413	125,822
Adjusted EBITDA	$69,332	$69,308
(1)Stock-based compensation excludes expense related to the liability-classified 2024 Executive PSUs. Refer to Item 8, Note 12, Compensation Arrangements, for additional information.
(2)The Foreign VAT assessments adjustment excludes related interest expense of $1.8 million for the year ended December 31, 2024 as the interest expense is included within Other (income) expense, net. Refer to Item 8, Note 10, Commitments and Contingencies for additional information.
(3)Includes $6.0 million gain on sale related to proceeds received in the sale of the Company's minority investment in TodayTix. Refer to Item 8, Note 6, Investments, for additional information.

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
The following table represents the effect on our Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	At Avg. 2024 Rates (1)	Exchange Rate Effect (2)	As Reported	At Avg. 2023 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,650,458	$15,297	$1,665,755	$1,554,825	$3,378	$1,558,203
Revenue	494,118	4,304	498,422	491,600	957	492,557
Cost of revenue	45,424	459	45,883	48,201	50	48,251
Gross profit	448,694	3,845	452,539	443,399	907	444,306
Marketing	164,054	1,801	165,855	144,144	63	144,207
Selling, general and administrative	271,341	2,387	273,728	294,628	771	295,399
Long-lived asset impairment	2	(2)	—	—	—	—
(Gain) on sale of assets	—	—	—	(5,160)	—	(5,160)
(Gain) on sale of business	(10,176)	(474)	(10,650)	—	—	—
Restructuring and related charges (credits)	(19)	(15)	(34)	959	107	1,066
Income (loss) from operations	$23,492	$148	$23,640	$8,828	$(34)	$8,794
(1)Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $296.1 million as of December 31, 2025. The Company's cash requirements are subject to change as business conditions warrant and opportunities arise. Additionally, with the execution of the Exchange and Subscription Agreements in November 2024 and Exchange Agreement in July 2025, we believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, including the repayment of the remaining outstanding $33.7 million principal of the 2026 Notes upon maturity in March 2026.
We are subject to claims for tax assessments by foreign jurisdictions. On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve the Italy 2012 and 2017 Assessments. On December 29, 2025, Groupon S.r.l. and the Italian tax authorities entered into a binding framework agreement that definitively resolved all outstanding tax disputes involving Groupon S.r.l.. Pursuant to the framework agreement, Groupon S.r.l. agreed to pay a total of approximately $25.3 million (€21.5 million), inclusive of amounts previously paid through installment plans of $10.4 million (€8.9 million) to resolve all disputes. Groupon S.r.l. paid a net amount of approximately $14.8 million (€12.6 million) in the fourth quarter of 2025 and an immaterial additional amount in the first quarter of 2026. Following these payments, the Company considers the matters covered by the Italian tax assessments to be effectively settled as of December 31, 2025. See Item 1, Note 15, Income Taxes, for additional information.

Our net cash flows from operating, investing and financing activities from continuing operations for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash provided by (used in):
Operating activities	$64,498	$55,894
Investing activities	6,423	(6,812)
Financing activities	$(7,510)	$47,790
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities, less purchases of property and equipment and capitalized software. Our free cash flow for the years ended December 31, 2025 and 2024 and reconciliations to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities from continuing operations	$64,498	$55,894
Purchases of property and equipment and capitalized software from continuing operations	(14,624)	(15,333)
Free cash flow	$49,874	$40,561
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
Net cash provided by (used in) operating activities
For the year ended December 31, 2025, our net cash provided by operating activities from continuing operations was $64.5 million as compared with net cash provided by operating activities from continuing operations of $55.9 million in the prior period. The improved cash flow from operating activities is primarily due to timing of merchant payments. Strategic supplier payments in late 2024 decreased merchant payable entering into 2025, resulting in a lower beginning merchant payable balance for the current period and improved cash flow over the comparable period. We resumed regular payment cycles during the year ended December 31, 2025. Further we have seen increased revenue and billings growth year-over-year.
Net cash provided by (used in) investing activities
For the year ended December 31, 2025, our net cash provided by investing activities from continuing operations was $6.4 million as compared with net cash used in investing activities from continuing operations of $6.8 million in the prior period. The improvement in investing cash flow is driven by $15.0 million of proceeds earned on the sale of Giftcloud and $6.0 million of proceeds from the sale of our minority investment in TodayTix in the current year, partially offset by $9.1 million of proceeds from the sale of certain intangible assets in the prior year.
Net cash provided by (used in) financing activities
For the year ended December 31, 2025, our net cash used in financing activities from continuing operations was $7.5 million as compared with net cash provided by financing activities from continuing operations of $47.8 million in the prior period. The reduced cash flow from financing activities is primarily due to $79.6 million of proceeds received from the Rights Offering and partially offsetting repayments of borrowings under our revolving credit agreement of $42.8 million during the year ended December 31, 2024. To a lesser extent, the reduced cash flow was impacted by an increase in taxes paid for net share settlements of stock-based compensation awards of $6.2 million during the year ended December 31, 2025 compared with $2.3 million in the prior year period.

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
See Item 8, Note 8, Financing Arrangements, for additional information regarding the Credit Agreement and Item 8, Note 11, Stockholders' Equity (Deficit), for additional information regarding the Rights Offering.
Matters related to the Notes
In 2021, the Company issued the 2026 Notes in the principal amount of $230.0 million.
The 2026 Notes bear interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, and will mature March 15, 2026, subject to earlier repurchase or conversion.
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
On July 2, 2025, the Company issued $244.1 million aggregate principal amount of the 2030 Notes, consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes with certain 2030 Notes Offering Participants.

The 2030 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025, and will mature on June 30, 2030, unless earlier converted, redeemed or repurchased.
See Item 8, Note 8, Financing Arrangements, for additional information regarding the Notes.
Other Liquidity and Capital Resource matters
As of December 31, 2025, we had $72.7 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. As of December 31, 2025, up to $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, share price, available cash and other factors, and the share repurchase program may be terminated at any time. Repurchases will be made in compliance with SEC rules and other legal requirements and may be made, in part, under a Rule 10b5-1 plan, which permits share repurchases when we might otherwise be precluded from doing so.

Contractual Obligations and Commitments
For additional information on our commitments for other financing arrangements and purchase obligations, see Item 8, Note 8, Financing Arrangements, Note 9, Leases, Note 10, Commitments and Contingencies and Note 15, Income Taxes, for additional information.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2025.
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
We believe that the estimates and assumptions related to revenue recognition, impairment assessments, and income taxes have the greatest potential impact on our Consolidated Financial Statements. Therefore, we consider these to be our critical accounting estimates.
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
See Item 8, Note 2, Summary of Significant Accounting Policies and Note 13, Revenue Recognition, for information about our revenue recognition accounting policies.
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
Our ability to realize deferred tax assets depends on future taxable income, the reversal of taxable temporary differences, and feasible tax planning strategies. Given the Company’s recent history of U.S. taxable earnings, a future release of the U.S. valuation allowance could occur if we achieve sustained profitability in the U.S. The timing and amount of any release will depend on the weight of positive evidence relative to negative evidence, including recent results and likelihood of future utilization of attributes. A release would reduce income tax expense in the period of release and could materially affect our effective tax rate.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. As of December 31, 2025, the U.S. dollar index was down 9.4% over December 31, 2024. For the year ended December 31, 2025, we derived approximately 22.6% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of December 31, 2025 and 2024.
As of December 31, 2025, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $26.5 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $2.7 million. This compares with a $8.3 million working capital surplus subject to foreign currency exposure as of December 31, 2024, for which a 10% adverse change would have resulted in a potential increase in this working capital surplus of $0.8 million.
Interest Rate Risk
Our cash balance as of December 31, 2025 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2026 Notes, 2027 Notes and 2030 Notes have an aggregate principal amount of $33.7 million, $47.3 million and $244.1 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 8, Note 8, Financing Arrangements, for additional information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Groupon, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Groupon, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating the Company’s model and assumptions used to estimate the variable consideration revenue amount included the following, among others:

· We tested the effectiveness of controls over the estimation of the variable consideration revenue.

· We evaluated the Company’s model, including testing the mathematical accuracy of the model, used to measure the variable consideration revenue amount by considering if it conforms with the objectives and measurement principles of the revenue recognition standard related to variable consideration.

· We evaluated whether the Company used the proper data in the model. We also tested the completeness and accuracy of the data used in the model.

· We evaluated the assumptions used in the model, specifically the estimated redemption rates for cohorts of vouchers, by comparing the assumed redemption rates used in the model to historical redemption rates for similar vouchers.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2026

We have served as the Company's auditor since 2017.

GROUPON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$296,080	$228,843
Accounts receivable, net	25,792	34,153
Prepaid expenses and other current assets	52,548	52,365
Total current assets	374,420	315,361
Property, equipment and software, net	16,120	17,827
Right-of-use assets - operating leases, net	6,316	6,041
Goodwill	178,685	178,685
Intangible assets, net	3,224	4,738
Investments	74,823	74,823
Deferred income taxes	9,648	6,071
Other non-current assets	7,170	9,144
Total assets	$670,406	$612,690
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$33,691	$—
Accounts payable	8,688	11,311
Accrued merchant and supplier payables	235,473	196,350
Accrued expenses and other current liabilities	106,057	97,765
Total current liabilities	383,909	305,426
Convertible senior notes, net	309,155	246,013
Operating lease obligations	3,206	3,604
Other non-current liabilities	16,526	16,596
Total liabilities	712,796	571,639
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 51,026,430 shares issued and 40,732,313 shares outstanding at December 31, 2025; 50,090,026 shares issued and 39,795,909 shares outstanding at December 31, 2024	5	5
Additional paid-in capital	2,478,038	2,441,656
Treasury stock, at cost, 10,294,117 shares at December 31, 2025 and December 31, 2024	(922,666)	(922,666)
Accumulated deficit	(1,592,434)	(1,508,914)
Accumulated other comprehensive income (loss)	(5,505)	30,734
Total Groupon, Inc. stockholders' equity (deficit)	(42,562)	40,815
Noncontrolling interests	172	236
Total equity (deficit)	(42,390)	41,051
Total liabilities and equity (deficit)	$670,406	$612,690
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$498,422	$492,557	$514,910
Cost of revenue	45,883	48,251	64,246
Gross profit	452,539	444,306	450,664
Operating expenses:
Marketing	165,855	144,207	110,505
Selling, general and administrative	273,728	295,399	350,405
Restructuring and related charges (credits)	(34)	1,066	8,006
(Gain) on sale of assets	—	(5,160)	—
(Gain) on sale of business	(10,650)	—	—
Total operating expenses	428,899	435,512	468,916
Income (loss) from operations	23,640	8,794	(18,252)
Loss on extinguishment of debt	(99,925)	(1,631)	—
Other income (expense), net	30,829	(37,554)	(25,174)
Income (loss) from continuing operations before provision (benefit) for income taxes	(45,456)	(30,391)	(43,426)
Provision (benefit) for income taxes	35,625	26,123	9,508
Income (loss) from continuing operations	(81,081)	(56,514)	(52,934)
Income (loss) from discontinued operations, net of tax	(616)	—	—
Net income (loss)	(81,697)	(56,514)	(52,934)
Net income attributable to noncontrolling interests	(1,823)	(2,513)	(2,476)
Net income (loss) attributable to Groupon, Inc.	$(83,520)	$(59,027)	$(55,410)

Net income (loss) per share:
Continuing operations	$(2.06)	$(1.51)	$(1.77)
Discontinued operations	(0.02)	—	—
Basic and diluted net income (loss) per share	$(2.08)	$(1.51)	$(1.77)

Basic and diluted weighted average number of shares outstanding:	40,299,826	39,170,368	31,243,179
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(81,697)	$(56,514)	$(52,934)
Other comprehensive income (loss)
Net change in unrealized gain (loss) on foreign currency translation adjustments	(36,239)	36,381	(8,589)
Other comprehensive income (loss)	(36,239)	36,381	(8,589)

Comprehensive income (loss)	(117,936)	(20,133)	(61,523)
Comprehensive income attributable to noncontrolling interests	(1,823)	(2,513)	(2,476)
Comprehensive income (loss) attributable to Groupon, Inc.	$(119,759)	$(22,646)	$(63,999)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	40,786,996	$4	$2,322,672	(10,294,117)	$(922,666)	$(1,394,477)	$2,942	$8,475	$383	$8,858
Comprehensive income (loss)	—	—	—	—	—	(55,410)	(8,589)	(63,999)	2,476	(61,523)
Exercise of stock options	437,500	—	2,625	—	—	—	—	2,625	—	2,625
Vesting of RSUs and PSUs	1,385,284	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	45,879	—	307	—	—	—	—	307	—	307
Tax withholdings related to net share settlements of stock-based compensation awards	(508,393)	—	(3,321)	—	—	—	—	(3,321)	—	(3,321)
Stock-based compensation on equity-classified awards	—	—	15,282	—	—	—	—	15,282	—	15,282
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,540)	(2,540)
Balance at December 31, 2023	42,147,266	$4	$2,337,565	(10,294,117)	$(922,666)	$(1,449,887)	$(5,647)	$(40,631)	$319	$(40,312)
Comprehensive income (loss)	—	—	—	—	—	(59,027)	36,381	(22,646)	2,513	(20,133)
Rights Offering, net of issuance costs	7,079,646	1	79,618	—	—	—	—	79,619	—	79,619
Vesting of RSUs and PSUs	1,029,421	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	11,612	—	92	—	—	—	—	92	—	92
Tax withholdings related to net share settlements of stock-based compensation awards	(177,919)	—	(2,501)	—	—	—	—	(2,501)	—	(2,501)
Stock-based compensation on equity-classified awards	—	—	26,882	—	—	—	—	26,882	—	26,882
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(2,596)	(2,596)
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	(83,520)	(36,239)	(119,759)	1,823	(117,936)
Vesting of RSUs and equity-classified PSUs	1,166,076	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	12,594	—	129	—	—	—	—	129	—	129
Tax withholdings related to net share settlements of stock-based compensation awards	(242,266)	—	(6,808)	—	—	—	—	(6,808)	—	(6,808)
Stock-based compensation on equity-classified awards	—	—	40,266	—	—	—	—	40,266	—	40,266
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(1,887)	(1,887)
Unwind of capped call transactions	—	$—	$2,795	—	$—	$—	$—	$2,795	$—	$2,795
Balance at December 31, 2025	51,026,430	$5	$2,478,038	(10,294,117)	$(922,666)	$(1,592,434)	$(5,505)	$(42,562)	$172	$(42,390)
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(81,697)	$(56,514)	$(52,934)
Less: Income (loss) from discontinued operations, net of tax	(616)	—	—
Income (loss) from continuing operations	(81,081)	(56,514)	(52,934)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	17,121	27,889	43,401
Amortization of acquired intangible assets	1,481	3,011	7,817
Stock-based compensation	37,774	26,734	14,481
(Gain) loss from changes in fair value of investments	—	—	25,751
Deferred income taxes	(2,932)	4,496	1,735
Foreign currency (gains) losses, net	(21,452)	30,036	(5,105)
Foreign VAT assessments	—	8,692	—
(Gain) on sale of assets	—	(5,160)	—
(Gain) on sale of business	(10,650)	—	—
(Gain) on sale of investment	(5,998)	—	—
Loss on extinguishment of debt	99,925	1,631	—
Change in assets and liabilities:
Accounts receivable	3,009	15,276	(4,482)
Prepaid expenses and other current assets	(4,319)	18,598	21,364
Right-of-use assets - operating leases	3,443	2,525	9,747
Accounts payable	(2,980)	(3,637)	(44,594)
Accrued merchant and supplier payables	32,845	(9,694)	(18,286)
Accrued expenses and other current liabilities	8,486	(7,047)	(37,851)
Operating lease obligations	(3,831)	(6,144)	(27,149)
Payment for early lease termination	—	(2,155)	(9,724)
Other, net	(6,343)	7,357	(2,156)
Net cash provided by (used in) operating activities from continuing operations	64,498	55,894	(77,985)
Net cash provided by (used in) operating activities from discontinued operations	—	—	—
Net cash provided by (used in) operating activities	64,498	55,894	(77,985)
Investing activities
Purchases of property and equipment and capitalized software	(14,624)	(15,333)	(19,285)
Proceeds from sale of assets, net	—	9,116	1,489
Proceeds from sale of business, net	15,049	—	—
Proceeds from sale or divestment of investment	5,998	—	18,924
Acquisitions of intangible assets and other investing activities	—	(595)	(2,525)
Net cash provided by (used in) investing activities from continuing operations	6,423	(6,812)	(1,397)
Net cash provided by (used in) investing activities from discontinued operations	—	—	—
Net cash provided by (used in) investing activities	6,423	(6,812)	(1,397)
Financing activities
Payments of borrowings under revolving credit agreement	—	(42,776)	(32,224)
Proceeds from issuance of 2027 Notes	—	19,950	—
Issuance costs for 2027 Notes	—	(3,703)	—
Issuance costs for 2030 Notes	(2,296)	—	—
Proceeds from Rights Offering, net of issuance costs	—	79,619	—
Taxes paid related to net share settlements of stock-based compensation awards	(6,188)	(2,332)	(3,299)
Proceeds from settlement of Capped Call Transactions	2,732	—	—
Distributions to noncontrolling interest holders	(1,887)	(2,596)	(2,540)
Other financing activities	129	(372)	2,373
Net cash provided by (used in) financing activities	(7,510)	47,790	(35,690)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(368)	(1,941)	1,014
Net increase (decrease) in cash, cash equivalents and restricted cash	63,043	94,931	(114,058)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	63,043	94,931	(114,058)
Cash, cash equivalents and restricted cash, beginning of period (1)	262,569	167,638	281,696
Cash, cash equivalents and restricted cash, end of period (1)	$325,612	$262,569	$167,638
See Notes to Consolidated Financial Statements.

GROUPON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

(1)     The following table provides a reconciliation of cash, cash equivalents and restricted cash shown above to amounts reported within the Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023 (in thousands):

	December 31,
	2025	2024	2023
Cash and cash equivalents	$296,080	$228,843	$141,563
Restricted cash included in prepaid expenses and other current assets	29,532	33,726	26,075
Cash, cash equivalents and restricted cash	$325,612	$262,569	$167,638

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash activity:
Cash paid for interest	$14,678	$3,366	$6,624
Income tax payments (2)	36,771	15,511	7,904
Cash paid for amounts included in the measurement of operating lease liabilities	3,984	5,508	26,686
Non-cash investing activity:
Right-of-use assets obtained in exchange for operating lease liabilities	3,301	6,456	973
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(127)	356	(1,770)
Non-cash financing activity:
Exchanged 2026 Notes	(20,000)	(176,260)	—
Exchanged 2027 Notes	(150,000)	—	—
Issuance of the 2027 Notes in exchange for 2026 Notes	—	176,260	—
Issuance of the 2030 Notes in exchange for 2026 Notes and 2027 Notes	244,071	—	—
(2)     Income tax payments is inclusive of payments remitted, net of refunds received, related to the settlement of the Italy 2012 and 2017 Assessments. See Note 15, Income Taxes, for additional information.

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
Our operations are organized into two segments: North America and International. See Note 19, Segment and Geographical Information, for more information.
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
In connection with the disposition of our operations in Latin America in 2017, we recorded indemnification liabilities for certain tax assessments and other matters which were presented in Income (loss) from discontinued operations, net of tax. During the year ended December 31, 2025, we recorded an additional accrual related to one of the assessments under the indemnification which is presented in Income (loss) from discontinued operations, net of tax. See Note 10, Commitments and Contingencies, for additional information.
Reclassifications
Certain reclassifications have been made to the Consolidated Financial Statements of prior periods and the accompanying notes to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates in our financial statements include, but are not limited to, the following: variable consideration from unredeemed vouchers; income taxes; stock-based compensation; leases; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; investments; receivables; customer credits, customer refunds and other reserves; contingent liabilities; and the useful lives of property, equipment and software and intangible assets. Actual results could differ materially from those estimates.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investments
Generally, investments in equity shares without a readily determinable fair value and for which we do not have the ability to exercise significant influence are accounted for at cost adjusted for observable price changes and impairments, with changes in the measurement recognized through Other income (expense), net on the Consolidated Statements of Operations. Those investments are classified within Investments on the Consolidated Balance Sheets.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have investments in Common Stock or in-substance Common Stock for which we made an irrevocable election to account for those investments at fair value as, at the time of such election, we had the ability to exercise significant influence. Those investments are classified within Investments on the Consolidated Balance Sheets.

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
Loss Contingencies
We establish an accrued liability for loss contingencies related to legal and regulatory matters when the loss is both probable and reasonably estimable. Those accruals represent management's best estimate of probable losses based on the information available at the time of our assessment. If the amount of loss is a range, we accrue for the best estimate within that range. If no amount within the range is a better estimate, we accrue for the minimum amount within that range. Developments in these matters could affect the amount of any liability we may accrue. As additional information becomes available, we may revise our estimates.
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
Additionally, in November 2024, the FASB issued ASU 2024-04 Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods and early adoption is permitted. The Company assessed this guidance and concluded there is no impact to our disclosures.
In July 2025, the FASB issued ASU 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides an optional practical expedient for measuring expected credit losses on current trade receivables and contract assets arising from transactions accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods beginning after December 15, 2025 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is assessing the effect this guidance may have on our disclosures.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. BUSINESS DISPOSITIONS
On April 10, 2025, the Company completed the sale of Giftcloud. Giftcloud was a non-core, UK-based business specializing in digitizing traditional plastic gift cards through an online platform and smartphone application. The Company sold 100% of Giftcloud shares in exchange for cash consideration of $17.1 million. The net proceeds received for the sale equate to $15.0 million. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2025.

We recognized a pre-tax gain on the sale of $10.7 million that is presented within Gain on sale of business on the Consolidated Statement of Operations for the year ended December 31, 2025. The gain represents the excess of the net proceeds over the carrying value of the net assets sold and immaterial transaction costs.

The financial results of Giftcloud are presented within our International segment within Income (loss) from continuing operations on the Consolidated Statement of Operations through the disposition date. Those financial results were not material for the year ended December 31, 2025.

4. PROPERTY, EQUIPMENT AND SOFTWARE, NET
The following summarizes property, equipment and software, net as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Furniture and fixtures and other	$337	$394
Leasehold improvements	982	1,001
Computer hardware and purchased software	4,682	4,367
Internally-developed software (1)	222,596	267,777
Total property, equipment and software, gross	228,597	273,539
Less: accumulated depreciation and amortization	(212,477)	(255,712)
Property, equipment and software, net	$16,120	$17,827
(1)The net carrying amount of Internally-developed software was $14.6 million and $17.1 million as of December 31, 2025 and 2024.
We performed an assessment during the years ended December 31, 2025, 2024 and 2023 and did not identify a triggering event that would have required us to test for impairment for such periods.
Depreciation and amortization expense on property, equipment and software is classified as follows in the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$8,049	$13,760	$25,024
Selling, general and administrative	9,072	14,129	18,377
Total	$17,121	$27,889	$43,401
The above amounts include amortization of internally-developed software of $16.4 million, $26.3 million and $38.1 million for the years ended December 31, 2025, 2024 and 2023.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
As of December 31, 2025 and 2024, the balance of our goodwill was $178.7 million. All goodwill is within our North America segment, which had a negative carrying value as of December 31, 2025. There was no goodwill activity during the years ended December 31, 2025 and 2024.
We performed our annual goodwill impairment assessment as of October 1, 2025, 2024, and 2023 using the income approach and did not identify any goodwill impairment.
Other Intangible Assets
In March 2024, we entered into an agreement with a third party to sell the rights to certain intangible assets in exchange for cash consideration of $10.0 million, subject to license-back provisions that permit continued use of the assets in the ordinary course of our business. The sale was completed in April 2024 and resulted in a pre-tax gain of $5.0 million. The pre-tax gain is presented within Gain on sale of assets on the Consolidated Statement of Operations for the year ended December 31, 2024. The cash activity is presented within Proceeds from sale of assets, net in the investing section on the Consolidated Statement of Cash Flows and includes cash consideration received of $10.0 million, less $1.0 million in fees. The assets were within our North America segment.
The following table summarizes intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	17,067	17,067	—	18,576	18,576	—
Trade names	9,190	9,100	90	9,425	9,027	398
Patents	1,250	1,160	90	1,250	1,008	242
Other intangible assets	10,519	7,475	3,044	10,483	6,385	4,098
Total	$38,026	$34,802	$3,224	$39,734	$34,996	$4,738

Amortization of intangible assets is computed using the straight-line method over their estimated useful lives, which range from 1 to 10 years. Amortization expense related to intangible assets was $1.5 million, $3.0 million and $7.8 million for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, our estimated future amortization expense related to intangible assets is as follows (in thousands):

2026	$1,218
2027	1,069
2028	853
2029	84
2030	—
Thereafter	—
Total	$3,224
6. INVESTMENTS
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values. We have elected to record equity investments without readily determinable fair values at cost adjusted for observable price changes in orderly transactions and impairments. As of December 31, 2025 and 2024, SumUp is the only equity investment with a positive carrying value. As of December 31, 2025 and 2024, the Company holds a 1% to 19% ownership percentage in equity investments that have a zero carrying value.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, we hold a 1.79% non-controlling equity interest in SumUp, a privately-held mobile payments company. During the third quarter of 2023, we recorded a remeasurement of our investment in SumUp, resulting in a decline of $25.8 million based on a preliminary Share Purchase Agreement. This remeasurement represents non-cash investing activity. The loss was driven by a share price reduction on a Euro basis as well as foreign currency depreciation of U.S. dollars versus Euros. The loss on the remeasurement is classified within Other income (expense), net on the Consolidated Statement of Operations for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company sold approximately 21.1% of its interest in SumUp and received cash of $19.0 million. As a result, our non-controlling equity interest in SumUp decreased from 2.29% to 1.79%.
TodayTix Sale
In September 2025, the Company received notice from a third-party of its intent to buy our minority investment in TodayTix in exchange for cash consideration. On October 20, 2025, the Company sold its noncontrolling interest in TodayTix resulting in a gain recognized in the fourth quarter of 2025 of $6.0 million, equal to the cash consideration received as the investment's carrying value prior to the sale was $0 due to a previous impairment in-full in 2019. The gain is presented in Other income (expense), net in the Consolidated Statement of Operations. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the year ended December 31, 2025.

Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0 as of December 31, 2025 and 2024 and no financial statement activity was recorded for the years ended December 31, 2025, 2024 and 2023.
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
The fair value of both of these investments was $0 as of December 31, 2025 and 2024 and no financial statement activity was recorded for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, the Company holds a 10% to 19% ownership percentage in our fair value option investments.
7. SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$8,614	$11,319
Income taxes receivable	8,640	2,686
Restricted cash (1)	29,532	33,726
Other	5,762	4,634
Total prepaid expenses and other current assets	$52,548	$52,365
(1)     Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 8, Financing Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes Other non-current assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred contract acquisition costs	$3,908	$3,211
Security deposits	3,031	2,983
Provisional tax payments (1)	—	2,402
Other	231	548
Total other non-current assets	$7,170	$9,144
(1)    Relates to provisional payments remitted under the installment plans for Groupon S.r.l. that were reclassified to Foreign Income tax expense as of and during the year ended December 31, 2025. See Note 15, Income Taxes, for additional information.

The following table summarizes Accrued expenses and other current liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Customer credits	$25,942	$22,349
Accrued marketing	19,696	15,118
Compensation and benefits	11,502	11,436
Foreign VAT assessments (1)	9,724	8,355
Accrued consulting and professional fees	2,158	4,429
Refunds reserve	4,091	4,328
Deferred revenue	1,793	4,130
Current portion of lease obligations	3,547	3,317
Income taxes payable	7,525	2,691
Accrued interest	1,005	1,509
Accrued VAT and related liabilities	4,328	3,796
Other	14,746	16,307
Total accrued expenses and other current liabilities	$106,057	$97,765
(1)     See Note 10, Commitments and Contingencies, for additional information.
The following table summarizes Other non-current liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Contingent income tax liabilities	$13,520	$13,358
Deferred income taxes	2,065	1,918
Other	941	1,320
Total other non-current liabilities	$16,526	$16,596

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes Other income (expense), net for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income	$5,953	$5,149	$10,264
Interest expense	(14,254)	(8,531)	(15,718)
Loss from changes in fair value of investment (1)	—	—	(25,847)
Gain on sale of investment (2)	5,998	—	—
Foreign currency gains (losses), net and other (3)	33,132	(34,172)	6,127
Other income (expense), net	$30,829	$(37,554)	$(25,174)
(1)Loss from changes in fair value of investment for the year ended December 31, 2023 is due to a remeasurement of our investment in SumUp. See Note 6, Investments, for additional information.
(2)Gain on sale of investments for the year ended December 31, 2025, is due to the sale of TodayTix. See Note 6, Investments, for additional information.

(3)Foreign currency gains (losses), net and other for the year ended December 31, 2025 and 2024 is primarily due to foreign currency fluctuations on intercompany balances with our subsidiaries.

8. FINANCING ARRANGEMENTS
The following table summarizes the outstanding debt obligations as of December 31, 2025 and 2024 and related maturity dates, contractual interest rates and carrying amounts as of December 31, 2025:

		December 31, 2025				December 31, 2024
Instrument / Description	Contractual Interest Rate	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount	Principal amount	Unamortized debt issuance costs and discounts	Carrying amount
2026 Notes, due March 15, 2026	1.125%	$33,740	$(49)	$—	$33,691	$53,740	$(454)	$53,286
2027 Notes, due March 15, 2027 (1)	6.250%	46,210	(466)	—	45,744	196,210	(3,483)	192,727
2030 Notes, due June 30, 2030	4.875%	244,071	(2,066)	21,406	263,411	—	—	—
Total convertible senior notes		$324,021	$(2,581)	$21,406	$342,846	$249,950	$(3,937)	$246,013
Less: Current portion of convertible senior notes, net					(33,691)			—
Convertible senior notes, net					$309,155			$246,013

(1)     The original principal of the 2027 Notes at issuance was recorded at fair value of $196.2 million, which is equal to the exchanged principal of $176.3 million of the 2026 Notes and cash consideration received of $19.9 million. After the exchange on July 2, 2025, the remaining fair value of the principal recorded at issuance of the 2027 Notes was $46.2 million.
Convertible Senior Notes due 2030

On July 2, 2025, the Company issued its senior, unsecured 2030 Notes, consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes, and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes.
The Company determined that the exchange of the 2026 Notes and the 2027 Notes for 2030 Notes should be accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $99.9 million. The loss on extinguishment of debt consists of the difference between the fair value of the 2030 Notes at issuance and the net carrying amount of the 2026 Notes and 2027 Notes exchanged. The net carrying amount of the portion of the 2026 Notes and 2027 Notes that was extinguished was determined on a pro rata basis.
The interest on the 2030 Notes is payable semi-annually in arrears on each June 30 and December 30 of each year, commencing December 30, 2025.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2030 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time on or after March 31, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to December 15, 2026, the holders may elect to convert on an effective date of such event. Based on the closing price of the Common Stock of $17.61 as of December 31, 2025, the if-converted value of the 2030 Notes was less than the principal amount.
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
The Company is entitled to not effect any conversion that will result in any holder thereof, together with any Attribution Parties, beneficially owning more than 4.9% of the Company's Common Stock, after giving effect to such conversion. The Company’s obligation to deliver any shares of Common Stock that will result in any holder thereof to exceed the 2030 Notes Exchange Cap is not extinguished and is suspended until such holder advises the Company in writing that it may receive the 2030 Notes Excess Shares without exceeding the 2030 Notes Exchange Cap.
The Company has the conditional right to redeem the notes for cash on or after July 2, 2028 at 100.0% of the principal amount, plus accrued and unpaid interest. No sinking fund is provided for the 2030 Notes. The Company has the right to repurchase notes in the open market or through other means, without the consent of holders and without prior notice. In addition, upon the occurrence of a fundamental change, as defined in the 2030 Notes Indenture, prior to the maturity date, holders may require us to repurchase all or a portion of the 2030 Notes for cash.
The 2030 Notes Indenture contains customary non-financial covenants and covenants relating to events of default. If an event of default occurs and is continuing, the principal amount of the 2030 Notes and any accrued and unpaid interest may be declared immediately due and payable. In the case of bankruptcy or insolvency, the principal amount of the 2030 Notes and any accrued and unpaid interest would automatically become immediately due and payable. The 2030 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $75.0 million.
The carrying value of the 2030 Notes was determined by deducting third party transaction costs incurred in connection with the issuance of the 2030 Notes of $2.3 million from the 2030 Notes fair value of $267.7 million at issuance. The fair value of the principal of the 2030 Notes at issuance was determined using a lattice model. The transaction costs are amortized as interest expense. The fair value of the 2030 Notes exceeds the principal amount by $23.6 million. This premium is being amortized over the term of the 2030 Notes as a reduction of interest expense. Together with the cash interest, the amortization of debt issuance costs and debt premium result in an effective interest rate of 2.99% over the term of the 2030 Notes.
We classified the fair value of the 2030 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2030 Notes and our cost of debt. The estimated fair value of the 2030 Notes as of December 31, 2025 was $223.4 million and was determined using a lattice model.
During the year ended December 31, 2025, we recognized interest costs on the 2030 Notes, which are presented in Other income (expense), net in the Consolidated Statement of Operations, as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended December 31, 2025
Contractual interest	$5,949
Amortization of debt premium and debt issuance costs, net	(1,993)
Total	$3,956

Convertible Senior Secured Notes due 2027

In November 2024, the Company issued $197.3 million aggregate principal amount of its senior, secured 2027 Notes to the 2027 Notes Offering Participants in a private offering. The interest on the 2027 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
The initial conversion rate of the 2027 Notes is 33.333 shares of Company Common Stock per $1,000 principal amount of 2027 Notes, which is the equivalent to an initial conversion price of approximately $30 per share, subject to customary adjustments. The 2027 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company's election. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
The Company is entitled to not effect any conversion that will result in any holder thereof, together with any Attribution Parties, beneficially owning more than 9.9% of the Company's Common Stock, after giving effect to such conversion. The Company’s obligation to deliver any shares of Common Stock that will result in any holder thereof to exceed the 2027 Notes Exchange Cap is not extinguished and is suspended until such holder advises the Company in writing that it may receive the 2027 Notes Excess Shares without exceeding the 2027 Notes Exchange Cap.
The 2027 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $35.0 million.
Concurrent with the issuance of the 2030 Notes in exchange for a large portion of the 2027 Notes, all of the negative covenants and related provisions from the 2027 Notes Indenture were eliminated, and all of the liens on the collateral securing the obligations under the 2027 Notes were released. In addition, the Company was relieved of its obligation to pay additional interest of 2.5% per annum of the 2027 Notes in the event that it failed to sell or pledge certain of its assets as part of the collateral for the 2027 Notes.
Following the issuance of the 2030 Notes and partial exchange of the 2027 Notes on July 2, 2025, the remaining outstanding principal of the 2027 Notes was $47.3 million and the annual effective interest rate is 7.27%.
We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of December 31, 2025 and 2024 was $48.8 million and $192.0 million and was determined using a lattice model.
During the years ended December 31, 2025 and 2024, we recognized interest costs on the 2027 Notes, which are presented in Other income (expense), net in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest	$7,693	$1,438
Amortization of debt discount	940	220
Total	$8,633	$1,658

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Senior Notes due 2026
In March and April 2021, the Company issued $230.0 million aggregate principal amount of its senior, unsecured 2026 Notes in a private offering to qualified institutional buyers. The interest on the 2026 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
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
Following the issuance of the 2030 Notes and partial exchange of the 2026 Notes on July 2, 2025, the remaining outstanding principal of the 2026 Notes was $33.7 million and the annual effective interest rate of the 2026 Notes remained 1.83%.
Each $1,000 of principal amount of the 2026 Notes initially is convertible into 14.680 shares of Common Stock, which is equivalent to an initial conversion price of $68.12 per share, subject to adjustment upon the occurrence of specified events. The 2026 Notes are convertible into cash, shares of our Common Stock, or any combination of cash and shares of our Common Stock. Upon the occurrence of a make-whole fundamental change, or if we issue a notice of redemption, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2026 Notes in connection with such make-whole fundamental change or redemption. The 2026 Notes will be considered in default if there is a default by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $50.0 million.
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2025 and December 31, 2024 was $33.4 million and $48.7 million and was determined using a lattice model.
During the year ended December 31, 2025 and 2024, we recognized interest costs on the 2026 Notes, which are presented in Other income (expense), net in the Consolidated Statements of Operations, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest	$493	$2,227
Amortization of debt discount	305	1,434
Total	$798	$3,661

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
During the year ended December 31, 2025, the Company entered into agreements with the bank counterparties to collectively unwind and terminate 196,200 capped call transactions, which is equal to the proportion of the total principal of the 2026 Notes that was exchanged for the 2027 Notes and 2030 Notes. The Company received cash proceeds of $2.7 million for the settlement of the capped call transactions.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Upon entering into the unwind and termination agreements, the Company determined the related portion of the capped call transactions no longer met the criteria for equity classification. The remaining capped call transactions continue to be accounted for as freestanding financial instruments and recorded at the initial fair value in Additional paid-in capital in the Consolidated Balance Sheets with no recorded subsequent change to fair value as long as they meet the criteria for equity classification.
Revolving Credit Agreement
In May 2019, we entered into the Credit Agreement, as amended from time to time, with a maturity date of May 14, 2024.
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
In November 2023, the Company entered into the Fifth Amendment to the Credit Agreement for additional flexibility with regards to the fully backstopped Rights Offering. See Note 11, Stockholders' Equity (Deficit), for additional information regarding the Rights Offering.
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
In February 2024, we paid off all amounts outstanding under the Credit Agreement using a portion of the $80.0 million in proceeds received from the Rights Offering. The Payoff Amount included $42.8 million in principal, $0.1 million in interest and $0.2 million in fees. The payoff terminated our right and obligations under the Credit Agreement, except for ordinary and customary survival terms. In addition, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our pre-existing Cash Collateral Agreement.
The amounts committed to letters of credit under the Cash Collateral Agreement and Credit Agreement as of December 31, 2025 and December 31, 2024 were $32.8 million and $33.7 million. Pursuant to the Cash Collateral Agreement, cash collateral is required for letters of credit and treated as restricted cash, which is presented in Prepaid expense and other current assets on the Consolidated Balance Sheets. See Note 7, Supplemental Consolidated Balance Sheets and Statements of Operations Information, for additional information.
9. LEASES
Our leases primarily consist of operating leases for real estate throughout the world with lease expirations between 2026 and 2028. These arrangements typically do not transfer ownership of the underlying asset as we do not assume, nor do we intend to assume, the risks and rewards of ownership.
In November 2023, we signed a lease for our new headquarters that continues to be located in Chicago, Illinois. We gained access to the facility effective December 2023 and the lease was originally set to expire on December 15, 2025. In October 2024, we amended the lease to extend the term through December 15, 2027.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s lease for its former headquarters at 600 West Chicago was terminated effective January 31, 2024, in accordance with the early termination option previously exercised. All related obligations, including the required termination payment of $9.6 million, were fully settled as of the lease expiration. As of December 31, 2025, the Company has no ongoing obligations related to the 600 West Chicago lease.
We subleased a portion of 600 West Chicago to Uptake, Inc., a Lightbank LLC portfolio company as a related party transaction. The sublease was a market rate transaction on terms that we believe are no less favorable than would have been reached with an unrelated party. As part of our reassessment of 600 West Chicago lease and early termination option noted above, we modified the sublease term to expire on January 30, 2024, as well. In the first quarter of 2023, we initiated a lawsuit against Uptake for breach of the lease agreement and settled that lawsuit in the fourth quarter of 2023. See Note 10, Commitments and Contingencies, for additional information.
The following summarizes right-of-use assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Right-of-use assets - operating leases	$12,387	$10,555
Less: accumulated depreciation and amortization	(6,071)	(4,514)
Right-of-use assets - operating leases, net	$6,316	$6,041

The following table summarizes our lease costs and sublease income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	3,866	2,809	10,962
Variable lease cost	741	1,379	6,332
Short-term lease cost	110	334	58
Sublease income, gross (1)	—	(47)	(6,039)
Total lease cost	$4,717	$4,475	$11,313
(1)Sublease income, gross is primarily presented as Restructuring and related charges (credits) in the Consolidated Statement of Operations for the year ended December 31, 2023. Additionally, for the year ended December 31, 2023, sublease income, gross includes the settlement related to Uptake. See Note 10, Commitments and Contingencies, for additional information.
As of December 31, 2025, the future payments under operating leases for each of the next five years and thereafter are as follows (in thousands):

Operating Leases
2026	$3,864
2027	2,593
2028	725
2029	—
2030	—
Thereafter	—
Total minimum lease payments	7,181
Less: Amount representing interest	(428)
Present value of net minimum lease payments	6,753
Less: Current portion of lease obligations	(3,547)
Total long-term lease obligations	$3,206
As of December 31, 2025, we do not have any material non-cancelable operating lease commitments that have not yet commenced.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025 and 2024, the weighted-average remaining lease term and weighted-average discount rate for our operating leases were as follows:

	December 31,
	2025	2024
Weighted-average lease term	2 years	2 years
Weighted-average discount rate	6.3%	6.4%
10. COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We have entered into non-cancelable arrangements with third-parties, primarily related to cloud computing and other information technology services. As of December 31, 2025 and through the date of this report, future payments under these contractual purchase obligations were as follows (in thousands):

2026	$16,935
2027	10,307
2028	3,726
2029	167
2030	—
Thereafter	—
Total contractual purchase obligations	$31,135
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
On October 31, 2024, we learned the highest-level court declined to hear our appeal related to a Portugal VAT assessment for the periods from 2013 to 2015 of approximately $4.7 million, inclusive of penalties and interest through December 31, 2025. This assessment became final and due during the fourth quarter of 2024 and is expected to be paid in 2026. The related obligation for this assessment is presented in Accrued expenses and other current liabilities in our Consolidated Balance Sheets as of December 31, 2025. We currently have a bank guarantee of $4.1 million in place relating to this assessment that is classified as restricted cash in our Consolidated Balance Sheet as of December 31, 2025 and is expected to be paid in 2026.
In 2015, we lodged an appeal in the Portuguese courts relating to a Portugal VAT assessment for the periods from 2011 to 2012 of up to $5.0 million, inclusive of penalties and interest through December 31, 2025. During 2024, we received a negative ruling at the lowest level court and subsequently lodged an appeal to the second-level court to assert factual and legal challenges to this assessment. Accordingly, we recorded a contingent liability of $4.6 million in 2024, reflecting our assessment that an adverse outcome is probable. As of December 31, 2025, there have been no further updates related to the appeal or the status of this contingent liability. We currently have a bank guarantee of $4.4 million in place relating to this assessment that is classified as restricted cash in our Consolidated Balance Sheet as of December 31, 2025.
A Groupon subsidiary in Italy, Groupon S.r.l., recently resolved a tax dispute with the Italian tax authorities relating to the $134.9 million Italy 2012 Assessment and $35.1 million Italy 2017 Assessment, inclusive of taxes, penalties and interest through December 31, 2025. Refer to Note 15, Income Taxes, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We previously subleased a portion of 600 West Chicago to Uptake. In the first quarter of 2023, we initiated a lawsuit against Uptake in the Circuit Court of Cook County for breach of the lease agreement. In the fourth quarter of 2023, that lawsuit was settled amicably for $4.25 million. The matter has been concluded and the full settlement was received as of December 31, 2023. The settlement was recorded within Restructuring and related charges (credits) in the Consolidated Statement of Operations.
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
We also are subject to consumer claims, lawsuits, and arbitration matters relating to alleged violations of consumer protection or privacy rights and statutes, some of which could involve potentially substantial claims for damages, including statutory or punitive damages. Consumer and privacy-related claims, lawsuits, and arbitrations matters, whether meritorious or not, could be time-consuming, result in costly litigation, damage awards, fines and penalties, injunctive relief or increased costs of doing business through adverse judgment or settlement, or require us to change our business practices, sometimes in expensive ways. In addition, plaintiffs’ firms have increasingly used mass arbitration tactics, in which large numbers of substantially similar individual arbitration demands are filed simultaneously, often seeking to impose significant upfront filing, administrative, or settlement costs regardless of the merits of the underlying claims. The use of such tactics could increase our dispute resolution costs, divert management attention, and adversely affect our results of operations, even if the claims asserted are not ultimately successful.
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions as an adjustment to

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the net loss on the dispositions within discontinued operations at their fair value. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Our remaining indemnification liabilities were $2.8 million as of December 31, 2024.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon filed an appeal with the third tier court. For one of the matters to be appealed, in the first quarter of 2025, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.6 million, including interest and penalties, which is presented within Income (loss) from discontinued operations on the Consolidated Statement of Operations for the year ended December 31, 2025. Our total remaining indemnification liabilities were $3.4 million as of December 31, 2025, inclusive of the contingent liability of $0.6 million.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.
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
11. STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
Our Board of Directors has the authority, without approval by the stockholders, to issue up to a total of 50,000,000 shares of preferred stock in one or more series. The Board may establish the number of shares to be included in each such series and may fix the designations, preferences, powers and other rights of the shares of a series of preferred stock. The Board could authorize the issuance of preferred stock with voting or conversion rights that could dilute the voting power or rights of the holders of our Common Stock. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.
Common Stock
Pursuant to our restated certificate of incorporation, as of December 31, 2025, the Board had the authority to issue up to a total of 100,500,000 shares of Common Stock. Each holder of Common Stock is entitled to one vote per share on any matter that is submitted to a vote of stockholders. In addition, holders of our Common Stock will vote as a single class of stock on any matter that is submitted to a vote of stockholders.
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the year ended December 31, 2025, we did not repurchase any shares under

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the program. As of December 31, 2025, $245.0 million of Common Stock remained available for purchase under our program. The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Notes, share price, available cash and other factors, and the share repurchase program may be terminated at any time.
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

12. COMPENSATION ARRANGEMENTS
Groupon, Inc. Stock Plan
In August 2011, we established the 2011 Plan under which options, RSUs, and PSUs for up to 13,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. In June 2024, at the Company's annual meeting of stockholders, the Company's stockholders approved an amendment to the 2011 Plan to increase the number of authorized shares by 7,000,000. Accordingly, a total of 20,775,000 shares of Common Stock have been authorized for issuance under the 2011 Plan. As of December 31, 2025, 4,709,744 shares of Common Stock were available for future issuance under the 2011 Plan.
The stock-based compensation expense, net of capitalization related to stock awards issued under the 2011 Plan are presented within the following line items of the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$47	$121	$119
Marketing	440	52	53
Selling, general and administrative	37,287	26,561	14,309
Total stock-based compensation expense (1)	$37,774	$26,734	$14,481
(1)    Excludes expense related to the 2024 Executive PSUs that were required to be settled in cash.
Employee Stock Purchase Plan
The ESPP authorizes us to grant up to 1,000,000 shares of Common Stock under that plan. For the years ended December 31, 2025, 2024 and 2023, 12,594, 11,612 and 45,879 shares of Common Stock were issued under the ESPP.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.
The table below summarizes RSUs activity under the 2011 Plan for the year ended December 31, 2025:

	RSUs	Weighted- Average Grant Date Fair Value (per share)
Unvested at December 31, 2024	711,346	$11.18
Granted	252,882	13.43
Vested	(317,668)	13.99
Forfeited	(200,116)	12.09
Reclassified from Liability (1)	109,120	$33.91
Unvested at December 31, 2025	555,564	$17.36
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
The weighted-average grant date fair value of RSUs granted in 2024 and 2023 was $10.56 and $5.26. The fair value of RSUs that vested during each of the three years ended December 31, 2025, 2024 and 2023 was $8.3 million, $8.1 million and $8.9 million. As of December 31, 2025, $5.9 million of unrecognized compensation costs related to unvested employee RSUs are expected to be recognized over a remaining weighted-average period of 1.10 years.
Stock Options
On March 30, 2023, we issued 3,500,000 units of stock options with a per share value of $0.95, a strike price of $6.00 and vesting over two years. The exercise price of stock options granted is equal to the fair market value of the underlying stock on the date of grant. The contractual term for these stock options expires three years from the grant date, provided that if the expiration date falls during a blackout period, the expiration is extended until 30 calendar days after the end of the blackout period. The fair value of stock options on the grant date is amortized on a straight-line basis over the requisite service period.
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

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2.00
Expected volatility	78.2%
There were no stock options granted or exercised during the year ended December 31, 2025 and 2024.

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	3,062,500	6.00	1.25	18,834
Outstanding at December 31, 2025	3,062,500	6.00	0.25	35,556
Exercisable at December 31, 2025	3,062,500	$6.00	0.25	$35,556

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 31, 2025, there was no unrecognized compensation costs related to unvested stock options granted under the 2011 Plan. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $2.2 million and $0.8 million.
These stock options were granted to our CEO, who is based in the Czech Republic. Taxes on stock options in the Czech Republic are payable upon the sale of the underlying shares. The Company's tax liability is determined by multiplying the applicable tax rate by the difference between the value of the shares underlying the options on the date of exercise and the aggregate exercise price of the options. These taxes will be recognized in the Consolidated Statement of Operations upon any subsequent sale of the shares acquired upon exercise of the options. Upon exercise, the Company may also recognize a liability in the Consolidated Balance Sheet for the employee's portion of taxes that are required to be remitted to the tax authorities on behalf of the CEO.
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
2025 PSUs
We granted 2025 PSUs in May, June, July, and October 2025. The 2025 PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2026 and ending on May 1, 2028. The 2025 PSUs have four stock price hurdles: $19.75, $26.76, $31.01, and $68.82, based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2025 PSUs are divided equally between four tranches corresponding to achievement of each stock price hurdle. The shares will vest when both a stock price hurdle is achieved and a service condition is fulfilled. Specifically, the service condition for: (i) 33% of the award will be met after May 1, 2026; (ii) an additional 33% of the award will be met after May 1, 2027; and (iii) the final 34% of the award will be met after May 1, 2028. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for each award exceeds the derived service period and therefore we recognize the expense over the explicit service period.
The key inputs used in the Monte Carlo simulation and requisite service period for the 2025 PSUs are outlined in the following table:

May 20, 2025 (1)
Dividend yield	0.00%
Risk-free interest rate	3.91%
Expected volatility	98.88%
Requisite service period (in years)	2.95
(1)    Only one award of 2025 PSUs was granted in June 2025, three awards of 2025 PSUs were granted in July 2025, and four awards of 2025 PSUs were granted in October 2025. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2025.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below summarizes 2025 PSU activity for the year ended December 31, 2025:

	2025 PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	—	$—
Granted	1,869,411	24.10
Vested	—	—
Forfeited	(139,343)	23.71
Unvested at December 31, 2025	1,730,068	$24.14

As of December 31, 2025, we had unrecognized compensation costs related to unvested 2025 PSUs of $25.9 million. The cost is expected to be recognized over a remaining weighted-average period of 1.57 years.
2024 Executive PSUs
Equity-classified 2024 Executive PSUs
We granted 2024 Executive PSUs on June 12, 2024 and October 14, 2024. The 2024 Executive PSUs may only be earned if certain stock price hurdles are met and the recipient satisfies certain service conditions. The achievement of the stock price hurdles is measured during a period beginning on February 2, 2025 and ending on May 1, 2027. The 2024 Executive PSUs have four stock price hurdles: $14.86, $20.14, $31.01, and $68.82 based on a 90 consecutive calendar day volume-weighted average stock price. The shares awarded under the 2024 Executive PSUs are divided equally between four tranches corresponding to achievement of each stock price hurdle. The shares will vest when both a stock price hurdle is achieved and a service condition is fulfilled. Specifically, the service condition for: (i) 33% of the award was met on May 1, 2025; (ii) an additional 33% of the award will be met after May 1, 2026; and (iii) the final 34% of the award will be met after May 1, 2027. The 2024 Executive PSUs are subject to downward adjustments by the Compensation Committee. We determined these awards are subject to a market condition, and therefore used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for each award exceeds the derived service period and therefore we recognize the expense over the explicit service period.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The key inputs used in the Monte Carlo simulation and requisite service period for the equity-classified 2024 Executive PSUs by grant date are outlined in the following table:

	Equity-classified 2024 Executive PSUs
	June 12, 2024	October 14, 2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%
Expected volatility	95.73%	98.70%
Requisite service period (in years)	2.88	2.54
The table below summarizes equity-classified 2024 Executive PSU activity for the year ended December 31, 2025:

	Equity-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	3,698,064	$13.29
Granted	—	—
Vested	(848,408)	13.75
Forfeited	(389,984)	12.60
Reclassified from Liability (1)	130,683	28.54
Unvested at December 31, 2025	2,590,355	$14.00
(1)    Reclassification of liability-classified 2024 Executive PSUs following modification of the award to equity-classified units as of June 26, 2025. Please refer to the modification details in the "Liability-classified 2024 Executive PSU" section below.
As of December 31, 2025, we had unrecognized compensation costs related to unvested equity-classified 2024 Executive PSUs of $10.0 million. The cost is expected to be recognized over a remaining weighted-average period of 1.06 years. The total fair value of equity-classified 2024 Executive PSUs that vested during each of the years ended December 31, 2025 and 2024 was $26.7 million and $0, respectively.
In 2025, the first, second, and third stock price hurdles were achieved based on the respective 90 consecutive calendar day volume-weighted average stock price. Accordingly, 848,408 equity-classified 2024 Executive PSUs vested following certification of the Compensation Committee's determinations as to the satisfaction of the other requirements for such 2024 Executive PSUs.
Liability-classified 2024 Executive PSUs
In October 2024, the Compensation Committee approved a cash incentive award, which was required to be settled in cash upon vesting. The award was subject to the same market, performance and service conditions as the 2024 Executive PSUs. Upon vesting, the cash settlement, if any, was calculated by multiplying the closing stock price on each vesting date by the number of shares that would have otherwise vested if the award provided for equity settlement. The related award obligation was presented within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below summarizes liability-classified 2024 Executive PSU activity for the year ended December 31, 2025:

	Liability-classified 2024 Executive PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	261,365	$6.70
Granted	—	—
Vested	(21,562)	6.70
Forfeited	—	—
Reclassified to Equity	(239,803)	$6.70
Unvested at December 31, 2025	—	$—
The Company had no liability-classified share-based compensation awards outstanding as of December 31, 2025. We recorded $1.9 million of incremental stock-based compensation expense during the year ended December 31, 2025 as a result of the modification.
PSUs
We have granted PSUs that vest in shares of our Common Stock upon the achievement of financial and operational targets specified in the respective award agreement. Based on our financial and operational results for the year ended December 31, 2024, no shares were issued upon vesting in April 2025 as the specified performance conditions were not met by the end of the performance period.
The table below summarizes PSU activity for the year ended December 31, 2025:

	PSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2024	16,417	$16.68
Granted	—	—
Vested	—	—
Forfeited	(16,417)	16.68
Unvested at December 31, 2025	—	$—

Major Rocket Incentive Shares
On March 11, 2025, the Company entered into a marketing agreement with Major Rocket with a three-year contractual term beginning January 1, 2025. Pursuant to the Major Rocket Agreement, Major Rocket provides

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
marketing services in North America including sourcing and facilitation of contracts for enterprise offerings on Groupon’s platform. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial benchmarks ranging in amount from $10.0 million to $25.0 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of the Common Stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares.
The award is equity-classified under ASC Topic 718, Compensation - Stock Compensation, given the Company's intent and ability to settle the awards in shares of Common Stock. The total compensation expense is measured at the grant-date fair value of the maximum number of shares issuable, which was approximately $9.3 million, based on the grant date share price as of March 11, 2025. Compensation expense is recognized over the service period as Major Rocket’s services are received through December 31, 2027, or earlier if all the financial benchmarks are met before then, and only when achievement of these benchmarks becomes probable.
As of December 31, 2025, the achievement of these benchmarks was deemed not probable based on forecasted results through the end of 2027. Therefore, $0.8 million of compensation expense recognized during the second and third quarters of 2025 was fully reversed in the fourth quarter.
Defined Contribution Plans
We have a 401(k) defined contribution retirement savings plan covering substantially all domestic employees. Each participant may elect to defer a portion of their compensation subject to certain limitations. We contribute up to 50% of the first 6% of eligible compensation contributed to the plan, subject to a 3 year graded vesting schedule. We also have several foreign defined contribution plans, which require us to contribute a percentage of participating employee's salary according to local regulations. During the years ended December 31, 2025, 2024 and 2023, our contributions for all plans were $2.4 million, $2.9 million and $1.9 million.
13. REVENUE RECOGNITION
See Note 19, Segment and Geographical Information, for revenue summarized by reportable segment and category.
Contract Balances
As of December 31, 2024 and 2023, our deferred revenue was $4.1 million and $2.7 million and primarily related to Giftcloud gift card revenue which was recognized upon customer redemption. As a result of the sale of Giftcloud during the second quarter 2025, our deferred revenue was immaterial as of December 31, 2025. All deferred revenue was recognized in the following annual period for the respective year-end.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Credits
The following table summarizes the activity in the liability for customer credits for the years ended December 31, 2025 and 2024 (in thousands):

Customer Credits
Balance as of December 31, 2023	$26,595
Credits issued	67,373
Credits redeemed (1)	(66,354)
Breakage revenue recognized	(5,111)
Foreign currency translation	(154)
Balance as of December 31, 2024	$22,349
Credits issued	99,040
Credits redeemed (1)	(87,987)
Breakage revenue recognized	(7,765)
Foreign currency translation	305
Balance as of December 31, 2025	$25,942
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Cost of Obtaining Contracts
Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, deferred contract acquisition costs were $5.4 million and $4.2 million.

The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, we amortized $6.7 million, $5.9 million and $7.9 million of deferred contract acquisition costs.
Allowance for Expected Credit Losses on Accounts Receivable
The following table summarizes the activity in the allowance for expected credit losses on accounts receivables for the years ended December 31, 2025 and 2024 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2023	$2,856
Change in provision	(71)
Write-offs	(106)
Foreign currency translation	(6)
Balance as of December 31, 2024	$2,673
Change in provision	(32)
Write-offs	(31)
Foreign currency translation	37
Balance as of December 31, 2025	$2,647
Variable Consideration for Unredeemed Vouchers
During the years ended December 31, 2025, 2024, and 2023, we recognized $4.4 million, $9.9 million, and $6.1 million of variable consideration from unredeemed vouchers that were sold in a prior year. When actual redemptions differ from our estimates, the effects could be material to the Consolidated Financial Statements.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. RESTRUCTURING AND RELATED CHARGES
Italy Restructuring Plan
In July 2024, Groupon S.r.l.'s Board approved the exit of the local business in Italy and the related restructuring actions associated with the exit. We have incurred pre-tax charges of $2.2 million since the inception of the Italy Restructuring Plan, substantially all of which have been paid in cash as of December 31, 2024 and relate to employee severance and compensation benefits. The Italy Restructuring Plan included a reduction of 33 positions locally, all of which were completed as of December 31, 2024. Costs incurred related to the Italy Restructuring Plan are classified as Restructuring and related charges (credits) on the Consolidated Statements of Operations. All activity is within our International segment. Within the Consolidated Statement of Operations, we recorded an immaterial amount of Restructuring and related charges (credits) associated with this plan for the year ended December 31, 2025.

2022 and 2020 Restructuring Plans
In August 2022 and April 2020, we initiated Board-approved restructuring plans. Costs incurred related to the restructuring plans are classified as Restructuring and related charges (credits) on the Consolidated Statements of Operations. The restructuring activities are summarized by plan in the sections below.
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

During the years ended December 31, 2025 and 2024, we recorded an immaterial amount of Restructuring and related charges and (credits) under the 2022 Restructuring Plan in the Consolidated Statements of Operations, primarily related to the release of our estimated accruals for certain severance benefits upon expiration of the eligible payout period or resolution.

The following table summarizes activity by segment related to the 2022 Restructuring Plan for the year ended December 31, 2023 (in thousands):

	Year Ending December 31, 2023
	Employee Severance and Benefit Costs (Credits) (1)	Other Exit Costs	Total Restructuring Charges (Credits)
North America	$5,477	$938	$6,415
International	5,385	—	5,385
Consolidated	$10,862	$938	$11,800
(1)The employee severance and benefits costs for the year ended December 31, 2023 are related to the termination of approximately 470 employees.
The liability associated with the 2022 Restructuring Plan, as recorded in the Consolidated Balance Sheet as of December 31, 2023, was not material.

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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or discontinuation of the use of certain leases and other assets, impairments of our right-of-use and other long-lived assets, and the exit of our operations in New Zealand and Japan.
During the years ended December 31, 2025 and 2024, we recorded an immaterial amount of Restructuring and related charges and (credits) under the 2020 Restructuring Plan in the Consolidated Statements of Operations, primarily related to the release of our estimated accruals for certain severance benefits upon expiration of the eligible payout period or resolution.

The following table summarizes activity by segment related to the 2020 Restructuring Plan for the year ended December 31, 2023 (in thousands):

	Year Ending December 31, 2023
	Employee Severance and Benefit Costs (Credits)	Legal and Advisory Costs (Credits)	Right-of-Use Asset Impairments and Lease-related Charges (Credits)	Total Restructuring Charges (Credits)
North America (1)	$102	$9	$(2,254)	$(2,143)
International (2)	(2,890)	10	1,229	(1,651)
Consolidated	$(2,788)	$19	$(1,025)	$(3,794)
(1)The credit recorded during the year ended December 31, 2023 primarily relates to a $4.25 million settlement related to Uptake. See Note 10, Commitments and Contingencies, for additional information.
(2)The credit recorded during the year ended December 31, 2023 primarily relates to the release of our estimated accrual for certain severance benefits upon expiration of the eligible payout period.
The liability associated with the 2020 Restructuring Plan, as recorded in the Consolidated Balance Sheet as of December 31, 2023, was not material.

As a part of our 2020 Restructuring Plan, we terminated or modified several of our leases. The year ended December 31, 2023 includes a $4.25 million settlement related to Uptake in our North America segment. See Note 10, Commitments and Contingencies, for additional information. In January 2023, we exercised our option to early terminate our lease at 600 West Chicago, which expired on January 31, 2024, which required us to pay $9.6 million with our early termination notice. See Note 4, Property, Equipment and Software, Net and Note 9, Leases, for additional information. Rent expense, including amortization of the right-of-use asset and accretion of the operating lease liability, sublease income, termination and modification gains and losses, and other variable lease costs related to the leased facilities vacated as part of our 2020 Restructuring Plan are presented within Restructuring and related charges (credits) in the Consolidated Statements of Operations.
15. INCOME TAXES
The components of pretax income (loss) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(65,613)	$53,852	$16,285
International	20,157	(84,243)	(59,711)
Income (loss) from continuing operations before provision (benefit) for income taxes	$(45,456)	$(30,391)	$(43,426)

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current taxes:
U.S. federal	$4,630	$10,336	$1,305
State	1,251	2,577	2,094
International	32,676	8,572	4,374
Total current taxes	38,557	21,485	7,773
Deferred taxes:
U.S. federal	34	40	35
State	(7)	46	106
International	(2,959)	4,552	1,594
Total deferred taxes	(2,932)	4,638	1,735
Provision (benefit) for income taxes	$35,625	$26,123	$9,508

For the year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The adoption resulted in enhanced income tax disclosures as presented below.
The items accounting for differences between the income tax provision (benefit) computed at the U.S. federal statutory rate and the Provision (benefit) for income taxes for the year ended December 31, 2025 were as follows (in thousands, except percentages):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2025
U.S. federal income tax rate (benefit) provision at statutory rate	$(9,546)	21.0%
State income taxes, net of federal benefits (1)	2,002	(4.4)%
State tax credits	2,100	(4.6)%
Change in valuation allowance - U.S. State	(3,121)	6.9%
Foreign Tax Effects
France
Non-deductible stock-based compensation awards	1,013	(2.2)%
Ireland
Change in valuation allowance	3,277	(7.2)%
Non-deductible interest expense	2,855	(6.3)%
Local statutory timing differences	(2,503)	5.5%
Statutory rate difference between Ireland and the United States	2,331	(5.1)%
FX on non-trade balances	(1,030)	2.3%
Italy
Tax Assessment settlements	25,259	(55.6)%
Change in valuation allowance	1,892	(4.2)%
Deductible interest expense	(1,690)	3.7%
Luxembourg
Effects of deferred rate change	3,685	(8.1)%
Change in valuation allowance	(3,677)	8.1%
Poland
Change in valuation allowance	(1,258)	2.8%
United Kingdom
(Gain) loss on sale of subsidiaries	(1,214)	2.7%
Group relief adjustment	790	(1.7)%
Statutory rate difference between the UK and the United States	433	(1.0)%
Foreign currency	(52)	0.1%
Other	(46)	0.1%
Change in valuation allowance - U.S. Federal	(3,255)	7.2%
Nontaxable or Nondeductible Items
Convertible debt extinguishment	17,024	(37.5)%
Subpart F Income	2,419	(5.3)%
Non-deductible stock-based compensation expense	2,091	(4.6)%
Non-deductible or non-taxable items	68	(0.1)%
Changes in unrecognized tax benefits	(4,222)	9.3%
Effective tax rate/Provision for income taxes	$35,625	(78.4)%
(1)State taxes in New York, New Jersey, Illinois and Massachusetts made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the items accounting for differences between the income tax provision (benefit) computed at the U.S. federal statutory rate and the Provision (benefit) for income taxes were as follows (in thousands):

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2024	2023
U.S. federal income tax provision (benefit) at statutory rate	$(6,382)	$(9,120)
Foreign income and losses taxed at different rates (1)	8,348	6,842
State income taxes, net of federal benefits, and state tax credits	6,592	3,709
Change in valuation allowances	3,589	87,993
Effect of income tax rate changes on deferred items	449	(104)
Adjustments related to uncertain tax positions	(1,133)	(5,117)
Non-deductible stock-based compensation expense	3,527	1,728
Tax (windfalls)/shortfalls on stock-based compensation awards	(370)	1,606
Federal research and development credits, net of adjustments	—	—
Forgiveness of intercompany liabilities	—	(43)
Tax attribute expiration	—	—
Asset impairments	—	(82,988)
Non-deductible or non-taxable items	8,847	5,002
Convertible debt payoff	2,656	—
Provision (benefit) for income taxes	$26,123	$9,508
(1)Tax rates in foreign jurisdictions were generally lower than the U.S. federal statutory rate through December 31, 2025. This resulted in an adverse impact to the Provision (benefit) for income taxes in this rate reconciliation for the years ended December 31, 2025, 2024 and 2023 prior to the impact of valuation allowances, due to the net pretax losses from operations in certain foreign jurisdictions with lower tax rates.

Income taxes paid, net of refunds received, summarized by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 are as follows (in thousands):

Year Ended December 31,
2025
United States - Federal	$4,587
United States - State and Local	1,368
Foreign
Italy	22,599
United Kingdom	6,020
Czech Republic	3,438
Poland	(1,585)
Other	344
Total income tax payments	$36,771
For the years ended December 31, 2024 and 2023, income taxes paid, net of refunds received were $15.5 million and $7.9 million.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The deferred income tax assets and liabilities consisted of the following components as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and other liabilities	$33,620	$31,104
Stock-based compensation	9,436	2,584
Net operating loss and tax credit carryforwards	233,215	214,944
Property, equipment and software, net	8,984	14,022
Intangible assets, net	22,526	20,368
Right-of-use assets	647	628
Investments	5,756	5,802
Convertible senior notes	5,487	2,047
Unrealized foreign currency exchange losses	264	1,510
Capitalized research and development costs	14,278	16,259
Other	25	274
Total deferred tax assets	334,238	309,542
Less: Valuation allowances	(306,315)	(286,827)
Deferred tax assets, net of valuation allowance	27,923	22,715
Deferred tax liabilities:
Prepaid expenses and other assets	(14,052)	(11,201)
Operating lease obligation	(46)	(31)
Deferred revenue	(6,242)	(7,330)
Total deferred tax liabilities	(20,340)	(18,562)
Net deferred tax asset (liability)	$7,583	$4,153
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
For the years ended December 31, 2025 and 2024, we continue to maintain a valuation allowance against substantially all of our U.S. federal and state and foreign deferred tax assets.
Given the Company’s recent history of U.S. taxable earnings, we believe that there is a possibility that within the next twelve months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. federal and state valuation allowance recorded will no longer be needed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release, if at all, are subject to significant judgment and are dependent on the level of profitability and likelihood of future utilization of attributes that we are able to actually achieve.
We had $14.0 million of federal net operating loss carryforwards as of December 31, 2025 which will begin expiring in 2027. We had $33.5 million of state net operating loss carryforwards as of December 31, 2025, which will begin expiring in 2026. As of December 31, 2025, we had $972.4 million of foreign net operating loss carryforwards, a significant portion of which carry forward for an indefinite period.
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the more-likely-than-not criterion, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
The following table summarizes activity related to our gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning Balance	$22,424	$33,599	$39,172
Increases related to prior year tax positions	17,187	1,450	—
Decreases related to prior year tax positions	(762)	(858)	—
Increases related to current year tax positions	712	658	790
Decreases based on settlements with taxing authorities	(20,043)	(1,965)	—
Decreases due to lapse of statute limitations	(643)	(10,234)	(6,743)
Foreign currency translation	878	(226)	380
Ending Balance	$19,753	$22,424	$33,599
The total amount of unrecognized tax benefits as of December 31, 2025, 2024 and 2023 that, if recognized, would affect the effective tax rate are $12.1 million, $11.9 million and $7.6 million, respectively.
We recognized $0.8 million of interest and penalties benefit and $0.7 million and $0.6 million of interest and penalties expense within Provision (benefit) for income taxes on our Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023. Total accrued interest and penalties as of December 31, 2025 and 2024 were $1.1 million and $1.9 million, respectively, and are included within Other non-current liabilities in our Consolidated Balance Sheets.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
We are subject to claims for tax assessments by foreign jurisdictions. On August 5, 2025, Groupon S.r.l. and the Italian Tax Authority reached an agreement in principle to resolve the Italy 2012 and 2017 Assessments. On December 29, 2025, Groupon S.r.l. and the Italian tax authorities entered into a binding framework agreement that definitively resolves all outstanding tax disputes involving Groupon S.r.l. Under the terms of the agreement, the total settlement amount was approximately $25.3 million (€21.5 million). Of this amount, $10.4 million (€8.9 million) had previously been paid through installment plans. As a result, Groupon S.r.l. paid an additional $14.8 million (€12.6 million) in December 2025, representing the net amount due after accounting for the refund of prior payments. An immaterial additional amount was paid in the first quarter of 2026. Following these payments, the Company considers the matters covered by the Italy 2012 and 2017 Assessments to be effectively settled as of December 31, 2025, and the Company does not expect any further material obligations relating to these assessments.
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of December 31, 2025 and 2024 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, the OBBB Act was enacted into law in the U.S. The OBBB Act introduces significant changes to the federal income tax code, including changes to the deductibility of R&D expenses, bonus depreciation, limitation on interest deductibility, international taxation and minimum tax rules.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We have included the impact of the OBBB Act in our financial statements as of December 31, 2025. This resulted in a benefit to our annual effective tax rate for the year ended December 31, 2025, primarily due to the elimination of the requirement to capitalize and amortize U.S. based R&D expenditures. The application of this provision resulted in favorable cash tax impacts for the 2025 tax year, as more R&D costs were deductible in the current period, reducing taxable income and current tax payments. In addition, the immediate deductibility of US based R&D expenditures reduced our US deferred tax assets that had been recorded under the prior rule requiring capitalization and amortization of those costs. This decrease was offset by a corresponding reduction in our valuation allowance.
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
Under the LLC agreement, as amended, the LLC shall be dissolved upon the occurrence of any of the following events: (1) either party becoming a majority owner; (2) upon expiration of the agreement on March 31, 2026, unless otherwise extended; (3) certain elections of Groupon or the strategic partner based on the operational performance of the LLC or other changes to certain terms in the agreement; (4) election of either Groupon or the strategic partner in the event of bankruptcy by the other party; (5) sale of the LLC; or (6) a court's dissolution of the LLC.
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
There was no activity in the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2025, 2024, and 2023.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the years ended December 31, 2025 and 2024. We recognized a non-cash remeasurement of our investment in SumUp of $25.8 million during the year ended December 31, 2023. See Note 6, Investments, for additional information.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables, accrued expenses and the Notes. The Notes are recognized at their respective fair values at issuance, subject to applicable debt premium, debt discount and deferred debt issuance costs, and subsequently measured at amortized cost. See Note 8, Financing Arrangements, for additional information. The carrying values of those assets and liabilities, other than the Notes, approximate their respective fair values as of December 31, 2025 and 2024 due to their short-term nature.
Goodwill Impairment
In order to evaluate goodwill for impairment, we compared the fair value of our two reporting units, North America and International, to their carrying values. In determining the fair values of our reporting units, we used the discounted cash flow method under the income approach that uses Level 3 inputs.
18. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP shares, incentive shares, and the Notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the Notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the years ended December 31, 2025, 2024 and 2023 (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic and diluted net income (loss) per share:

Numerator
Net Income (loss) - continuing operations	$(81,081)	$(56,514)	$(52,934)
Less: Net income (loss) attributable to noncontrolling interests	1,823	2,513	2,476
Net income (loss) attributable to common stockholders - continuing operations	(82,904)	(59,027)	(55,410)
Net income (loss) attributable to common stockholders - discontinued operations	(616)	—	—
Basic net income (loss) attributable to common stockholders	(83,520)	(59,027)	(55,410)

Denominator
Weighted-average common shares outstanding	40,299,826	39,170,368	31,243,179

Net income (loss) per share:
Continuing operations	$(2.06)	$(1.51)	$(1.77)
Discontinued operations	(0.02)	—	—
Basic and diluted net income (loss) per share	$(2.08)	$(1.51)	$(1.77)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share:

	Year Ended December 31,
	2025	2024	2023
Capped call transactions (1)	642,544	3,081,088	3,376,400
Convertible Senior notes due 2026 (2)	643,699	3,081,088	3,376,400
Convertible Senior notes due 2027 (2)	4,102,466	750,438	—
Convertible Senior notes due 2030 (2)	2,233,491	—	—
Stock options	3,062,500	3,062,500	2,477,793
RSUs	689,487	792,675	1,475,683
PSUs	1,294,473	280,807	110,823
ESPP	9,777	11,793	28,139
Total	12,678,437	11,060,389	10,845,238
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
As of December 31, 2025, there were up to 1,730,068 shares of Common Stock issuable upon vesting of outstanding 2025 PSUs, 889,671 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs and 954,000 shares issuable upon vesting of outstanding Major Rocket incentive shares that were excluded from the table above as none of the applicable market or performance conditions were satisfied as of the end of the period. See Note 12, Compensation Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT AND GEOGRAPHICAL INFORMATION
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
The following table summarizes revenue by reportable segment and category for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America
Local	$366,787	$350,876	$346,962
Goods	5,484	10,990	18,436
Travel	13,560	14,206	14,554
Total North America revenue (1)	$385,831	$376,072	$379,952

International
Local	$97,506	$99,333	$111,543
Goods	9,561	10,929	14,961
Travel	5,524	6,223	8,454
Total International revenue (1)	112,591	116,485	134,958
Total revenue	$498,422	$492,557	$514,910
(1)North America includes revenue from the United States of $381.4 million, $371.3 million and $374.0 million for the years ended December 31, 2025, 2024 and 2023. There were no other individual countries that represented more than 10% of consolidated total revenue for the years ended December 31, 2025, 2024 and 2023. Revenue is attributed to individual countries based on the location of the customer.

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for our reportable segments to consolidated income (loss) before provision (benefit) for income taxes for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
North America
Revenue	$385,831	$376,072	$379,952
Cost of revenue
Payment processor fees	27,591	24,608	25,004
Other segment items (cost of revenue) (1)	6,521	13,300	25,955
Total cost of revenue	34,112	37,908	50,959
Marketing
Online marketing	122,187	109,996	69,403
Other segment items (marketing) (2)	5,421	3,100	3,775
Total marketing	127,608	113,096	73,178
Segment contribution profit	$224,111	$225,068	$255,815

International
Revenue	$112,591	$116,485	$134,958
Cost of revenue
Payment processor fees	6,503	5,902	7,415
Other segment items (cost of revenue) (1)	5,268	4,441	5,872
Total cost of revenue	11,771	10,343	13,287
Marketing
Online marketing	34,841	27,432	30,270
Other segment items (marketing) (2)	3,406	3,679	7,057
Total marketing	38,247	31,111	37,327
Segment contribution profit	$62,573	$75,031	$84,344

Total
Total contribution profit for the reportable segments	$286,684	$300,099	$340,159
Selling, general and administrative	273,728	295,399	350,405
(Gain) on sale of assets	—	(5,160)	—
(Gain) on sale of business	(10,650)	—	—
Restructuring and related charges (credits)	(34)	1,066	8,006
Income (loss) from operations	23,640	8,794	(18,252)
Loss on extinguishment of debt	(99,925)	(1,631)	—
Other income (expense), net	30,829	(37,554)	(25,174)
Income (loss) before provision (benefit) for income taxes	$(45,456)	$(30,391)	$(43,426)
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

GROUPON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes tangible property and equipment, net of accumulated depreciation, by geographical region as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
United States	$462	$344
Rest of the world (1)	1,010	397
Total tangible long-lived assets	$1,472	$741
(1) The increase is primarily attributable to Spain, Poland, United Kingdom, and India, during the year ended December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), as of December 31, 2025. Based on that evaluation, our management concluded that, as of December 31, 2025, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
We completed our remediation efforts, previously disclosed in Item 4. "Controls and Procedures" of our Quarterly Report on Form 10-Q for the period ended September 30, 2025, to address the identified material weakness in the Company's internal controls over financial reporting relating to complex manual calculations. The related controls were tested and the material weakness was remediated as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control—Integrated Framework (2013) issued by COSO. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The Company’s independent registered public accounting firm audited the effectiveness of the Company’s internal control over financial reporting and issued an attestation report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weakness previously disclosed in our annual report for the year ending December 31, 2024, there were no changes during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Groupon, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 10, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Chicago, Illinois
March 10, 2026

ITEM 9B. OTHER INFORMATION
During the year ended December 31, 2025, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Director Appointment; Establishment of Artificial Intelligence Committee. Effective March 10, 2026, the Board of Directors appointed Amit Shah to the Board and named him Chair of the Artificial Intelligence Committee of the Board (the “AI Committee”), which the Board established to provide focused Board-level oversight of the Company’s artificial intelligence strategy and related risks and opportunities. The Board also approved amendments to the Company’s non-employee director compensation arrangements to provide additional compensation for service as chair and members of the AI Committee. See Part III, Items 10, 11 and 13 of this Annual Report on Form 10‑K (each incorporated by reference to the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders) for additional information. There are no arrangements or understandings between Mr. Shah or any other persons pursuant to which Mr. Shah was named a director of the Company. Neither Mr. Shah nor his immediate family members have any direct or indirect material interest in any transaction or proposed transaction required to be reported under Item 404(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Directors is incorporated by reference from the information under the captions "Board of Directors" and "Corporate Governance at Groupon" in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of December 31, 2025 ("2026 Proxy Statement"). Information regarding our Audit Committee and its Financial Experts is incorporated by reference from the information under the captions "Board Committees" and "Audit Committee Report" in our 2026 Proxy Statement. Information regarding our compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption "Delinquent Section 16(a) Reports" in our 2025 Proxy Statement. Pursuant to General Instruction G(3) on Form 10-K, information regarding our Executive Officers can be found in Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers."
Director appointment. Effective March 10, 2026, our Board of Directors appointed Amit Shah as a director. Mr. Shah brings significant public-company leadership and digital growth experience, including service as Chief Marketing Officer at 1-800-Flowers.com, Inc. (NASDAQ: FLWS) (and previously President), as well as prior public-company board and audit committee experience, including as a former director and audit committee member at Blue Apron Holdings, Inc. (NYSE: APRN). Mr. Shah is also the Founder and Chief Executive Officer of Instalily AI and has been recognized as an AI thought leader, including in the area of Responsible AI. Additional information regarding Mr. Shah and our other directors will be included in our 2026 Proxy Statement.
Artificial Intelligence Committee. Contemporaneously with Mr. Shah's appointment, our Board of Directors established an Artificial Intelligence Committee of the Board (the "AI Committee") to provide focused Board-level oversight of the Company's artificial intelligence strategy and related risks and opportunities, including, among other things, oversight of the Company's AI strategy, roadmap, and investments; the Company's Responsible AI framework (including fairness, bias mitigation, transparency, and human oversight); and the Company's preparedness for evolving AI-related legal and regulatory requirements, as well as AI model risk, security vulnerabilities, third-party dependencies, and reputational risk. Mr. Shah has been named Chair of the AI Committee. Additional information regarding the AI Committee, including its charter, responsibilities, and membership, will be included in our 2026 Proxy Statement.
We have adopted a Code of Conduct, which is applicable to our chief executive officer, chief financial officer and other principal executive and senior financial officers. Our Code of Conduct is available through our website (www.groupon.com). Information about the Code of Conduct is incorporated by reference from the information under the caption "How to Communicate with the Board - Investor Relations Website" in our 2026 Proxy Statement. We will post any amendment to or waiver from the provisions of the Code of Conduct that applies to the above executive officers on our investor relations website (investor.groupon.com) under the caption "Corporate Governance."
Information regarding our insider trading policies and procedures is incorporated by reference from the information under the caption ("Insider Trading Policy") in our 2026 Proxy Statement. In addition, our Insider Trading Policy is filed as Exhibit 19 to this Report.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Named Executive Officer Compensation," "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2026 Proxy Statement. Such incorporated information will include a description of amendments to our non-employee director compensation program approved effective March 10, 2026, including additional compensation payable in connection with service as chair or a member of the Artificial Intelligence Committee of the Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information under the captions "Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management" and "Equity Compensation Plan Information" in our 2026 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information under the caption "Certain Relationships and Related Party Transactions" in our 2026 Proxy Statement. Information regarding the Board's determination that Amit Shah is independent under the applicable listing standards and SEC rules, is incorporated by reference from the information under the caption "Director Independence" (or "Corporate Governance") in our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) under the caption "Independent Registered Public Accounting Firm" in our 2026 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1) We have filed the following documents as part of the Annual Report on Form 10-K
Groupon, Inc.
Consolidated Financial Statements
As of December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024 and 2023

 (2) Financial Statement Schedules - Groupon, Inc.
Schedule II-Valuation and Qualifying Accounts

	Balance at Beginning of Year	Net Increase (Decrease) to Expense (1)	Acquisitions and Other	Balance at End of Year
	(in thousands)
TAX VALUATION ALLOWANCE:
Year ended December 31, 2025	$286,922	$19,497	$—	$306,419
Year ended December 31, 2024	296,129	(9,207)	—	286,922
Year ended December 31, 2023	204,462	91,667	—	296,129
(1)For the years ended December 31, 2025, 2024 and 2023, Net Increase (Decrease) to Expense includes foreign currency translation gains (losses) of $26.0 million, $(12.8) million and $3.6 million.
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
4.7
Indenture, dated as of July 2, 2025, between Groupon, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2025).

4.8	Form of 4.875% Convertible Senior Note due 2030 (incorporated by reference to the Company's Current Report on Form 8-K filed on July 2, 2025).
4.9
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
10.4
Non-Employee Directors’ Compensation Plan amended and restated as of January 1, 2022 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022).**

10.5	Non-Employee Directors' Compensation Plan, amended and restated as of March 9, 2026.**
10.6	Form of Notice of Restricted Stock Unit Award under 2011 Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2024). **
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

10.15	CEO Notice of Grant of Stock Option and Non-qualified Stock Option Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).**
10.16	Amendment #1 to Stock Option Agreement, dated November 5, 2025 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended on September 30, 2025). **.
10.17	CEO Employment Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).**
10.18	CEO Severance Benefit Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).**
10.19	Standstill Agreement, dated March 30, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on March 31, 2023).
10.20	CFO Employment Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).**
10.21	CFO Equity Side Letter, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).**
10.22	CFO Severance Benefit Agreement, dated April 13, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on April 13, 2023).**

10.23	Backstop Agreement, dated November 9, 2023 (incorporated by reference to the Company's Current Report on Form 8-K filed on November 13, 2023).
10.24	Amendment to CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed April 1, 2024).**
10.25	CEO Employment Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024).**
10.26	CEO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024).**
10.27	Amendment No. 1 to Performance Share Unit Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed December 31, 2025).**
10.28	CFO Merit Letter (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024).**
10.29	CFO Notice of Grant and Performance Share Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 7, 2024).**
10.30	CEO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024).
10.31	CFO Severance Benefit Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed May 9, 2024).
10.32	Amended and Restated Groupon, Inc. 2011 Incentive Plan, as amended (incorporated by reference to the Company's Current Report on Form 8-K filed June 12, 2024).
10.33	Form of Exchange and Subscription Agreement (incorporated by reference to the Company's Current Report on Form 8-K, filed November 12, 2024).
10.34
Security Agreement, dated as of November 19, 2024, among Groupon, Inc., the Guarantors, that may from time to time be a party thereto and U.S. Bank National Association, as a collateral agent (incorporated by reference to the Company's Current Report on Form 8-K, filed November 19, 2024).

10.35	Major Rocket Agreement, dated March 11, 2025 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)
10.36	Form of Exchange Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2025).
10.37	CEO Notice of Grant and Performance Share Agreement - May 2025 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2025).**
10.38	CFO Notice of Grant and Performance Share Agreement - May 2025 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2025).**
10.39	CEO Notice of Grant and Performance Share Agreement - June 2025 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2025).**
10.40	CFO Notice of Grant and Performance Share Agreement - June 2025 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended on June 30, 2025).**
10.41	Groupon S.r.l. Italian Tax Framework Settlement Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed December 31, 2025).
19	Groupon, Inc. Amended and Restated Insider Trading Policy, dated October 19, 2023 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).
21.1	Subsidiaries of Groupon, Inc.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Groupon, Inc. Clawback Policy (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104***	Cover Page Interactive Data File
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2026.

GROUPON, INC.
By:	/s/ Dusan Senkypl
	Name:	Dusan Senkypl
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Dusan Senkypl and Rana Kashyap, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 10, 2026.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2026.

Signature	Title

/s/ Dusan Senkypl	Chief Executive Officer and Director (Principal Executive Officer)
Dusan Senkypl
/s/ Rana Kashyap	Chief Financial Officer (Principal Financial Officer)
Rana Kashyap
/s/ Kyle Netzly	Chief Accounting Officer (Principal Accounting Officer)
Kyle Netzly
/s/ Theodore J. Leonsis	Director
Theodore J. Leonsis
/s/ Jan Barta	Director
Jan Barta
/s/ Robert J. Bass	Director
Robert J. Bass
/s/ Jason Harinstein	Director
Jason Harinstein