Form 10-Q
period 2026-03-31
Groupon, Inc.
filed 2026-05-07
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐        No  ☒
As of May 4, 2026, there were 37,983,980 shares of the registrant's Common Stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise.

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 Capped Calls	Privately negotiated capped call options related to the 2026 Notes.
2027 Notes	The Company’s 6.250% convertible senior secured notes due March 2027
2027 Notes Exchange Cap	The limit on ownership percentage defined in the 2027 Notes Indenture
2027 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2027 Notes Exchange Cap
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
2030 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2030 Notes Exchange Cap
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Attribution Parties	Parties defined in the 2030 Notes Indenture
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COO	Chief Operating Officer
CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.0001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization

ESPP	The Company’s 2012 Employee Stock Purchase Plan
Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the Exchange Cap
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange and Subscription Agreements	The privately-negotiated agreements entered into on November 12, 2024, in relation to the issuance of the 2027 Notes
Exchange Agreement	The privately-negotiated agreements entered into on July 2, 2025, in relation to the issuance of the 2030 Notes
Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Notes	2026 Notes, 2027 Notes, and 2030 Notes, collectively
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
PII	Personally Identifiable Information
PSU	Performance Share Units
Rights Offering	Board approved $80 million fully backstopped rights offering to the Company's stockholders that commenced on November 20, 2023
RSU	Restricted Stock Units
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
VAT	Value added tax

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy, including our broader AI-native transformation; the risk that the anticipated benefits of our AI strategy may not be realized in the time frame we expect or at all and may have adverse effects on our operations, merchants and customers; the risk that our public statements regarding our AI strategy and deployment of AI agents are not adequately substantiated or are later viewed as inconsistent with our actual capabilities or results; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs and other trade policies; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; the risks associated with our use and integration of AI and machine learning technologies; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2027 Notes and 2030 Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, including with respect to emerging technologies such as AI, machine learning, and data analytics. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$225,514	$296,080
Accounts receivable, net	20,010	25,792
Prepaid expenses and other current assets	56,452	52,548
Total current assets	301,976	374,420
Property, equipment and software, net	15,628	16,120
Right-of-use assets - operating leases, net	5,734	6,316
Goodwill	178,685	178,685
Intangible assets, net	2,863	3,224
Investments	74,823	74,823
Deferred income taxes	8,892	9,648
Other non-current assets	7,253	7,170
Total assets	$595,854	$670,406
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$45,837	$33,691
Accounts payable	8,301	8,688
Accrued merchant and supplier payables	212,247	235,473
Accrued expenses and other current liabilities	107,975	106,057
Total current liabilities	374,360	383,909
Convertible senior notes, net	262,403	309,155
Operating lease obligations	2,520	3,206
Other non-current liabilities	19,044	16,526
Total liabilities	658,327	712,796
Commitments and contingencies (see Note 6)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 51,080,236 shares issued and 38,841,500 shares outstanding at March 31, 2026; 51,026,430 shares issued and 40,732,313 shares outstanding at December 31, 2025	5	5
Additional paid-in capital	2,489,853	2,478,038
Treasury stock, at cost, 12,238,736 shares at March 31, 2026 and 10,294,117 shares at December 31, 2025	(943,956)	(922,666)
Accumulated deficit	(1,605,293)	(1,592,434)
Accumulated other comprehensive income (loss)	(3,200)	(5,505)
Total Groupon, Inc. stockholders' equity (deficit)	(62,591)	(42,562)
Noncontrolling interests	118	172
Total equity (deficit)	(62,473)	(42,390)
Total liabilities and equity (deficit)	$595,854	$670,406

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$117,200	$117,187
Cost of revenue	11,151	10,889
Gross profit	106,049	106,298
Operating expenses:
Marketing	36,333	34,437
Selling, general and administrative	73,028	69,840
Restructuring and related charges	7	137
Total operating expenses	109,368	104,414
Income (loss) from operations	(3,319)	1,884
Other income (expense), net	(4,371)	7,571
Income (loss) from continuing operations before provision (benefit) for income taxes	(7,690)	9,455
Provision (benefit) for income taxes	4,899	1,428
Income (loss) from continuing operations	(12,589)	8,027
Income (loss) from discontinued operations, net of tax	(30)	(471)
Net income (loss)	(12,619)	7,556
Net (income) loss attributable to noncontrolling interests	(240)	(381)
Net income (loss) attributable to Groupon, Inc.	$(12,859)	$7,175

Basic net income (loss) per share:
Continuing operations	$(0.32)	$0.19
Discontinued operations	—	(0.01)
Basic net income (loss) per share	$(0.32)	$0.18

Diluted net income (loss) per share:
Continuing operations	$(0.32)	$0.18
Discontinued operations	—	(0.01)
Diluted net income (loss) per share	$(0.32)	$0.17

Weighted average number of shares outstanding:
Basic	40,532,674	39,809,354
Diluted	40,532,674	41,719,655

Comprehensive income (loss):
Net income (loss)	$(12,619)	$7,556
Other comprehensive income (loss)
Net change in unrealized gain (loss) on foreign currency translation adjustments	2,305	(10,371)
Other comprehensive income (loss)	2,305	(10,371)

Comprehensive income (loss)	(10,314)	(2,815)
Comprehensive income attributable to noncontrolling interests	(240)	(381)
Comprehensive income (loss) attributable to Groupon, Inc.	$(10,554)	$(3,196)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	51,026,430	$5	$2,478,038	(10,294,117)	$(922,666)	$(1,592,434)	$(5,505)	$(42,562)	$172	$(42,390)
Comprehensive income (loss)	—	—	—	—	—	(12,859)	2,305	(10,554)	240	(10,314)
Vesting of RSUs and PSUs	55,000	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,797	—	87	—	—	—	—	87	—	87
Tax withholdings related to net share settlements of stock-based compensation awards	(6,991)	—	(276)	—	—	—	—	(276)	—	(276)
Repurchases of Treasury Stock	—	—	—	(1,944,619)	(21,290)	—	—	(21,290)	—	(21,290)
Stock-based compensation on equity-classified awards	—	—	12,004	—	—	—	—	12,004	—	12,004
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(294)	(294)
Balance at March 31, 2026	51,080,236	$5	$2,489,853	(12,238,736)	$(943,956)	$(1,605,293)	$(3,200)	$(62,591)	$118	$(62,473)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	7,175	(10,371)	(3,196)	381	(2,815)
Vesting of RSUs	19,805	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,509	—	67	—	—	—	—	67	—	67
Tax withholdings related to net share settlements of stock-based compensation awards	(9,417)	—	44	—	—	—	—	44	—	44
Stock-based compensation on equity-classified awards	—	—	7,749	—	—	—	—	7,749	—	7,749
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(439)	(439)
Balance at March 31, 2025	50,106,923	$5	$2,449,516	(10,294,117)	$(922,666)	$(1,501,739)	$20,363	$45,479	$178	$45,657
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$(12,619)	$7,556
Less: Income (loss) from discontinued operations, net of tax	(30)	(471)
Income (loss) from continuing operations	(12,589)	8,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	3,830	5,210
Amortization of acquired intangible assets	361	401
Stock-based compensation	11,911	7,694
Deferred income taxes	2,784	461
Foreign currency (gains) losses, net	2,349	(7,074)
Change in assets and liabilities:
Accounts receivable	5,663	2,625
Prepaid expenses and other current assets	(4,132)	860
Right-of-use assets - operating leases	963	744
Accounts payable	(175)	(873)
Accrued merchant and supplier payables	(22,019)	(7,979)
Accrued expenses and other current liabilities	2,987	(2,845)
Operating lease obligations	(1,183)	(819)
Other, net	(708)	(6,454)
Net cash provided by (used in) operating activities from continuing operations	(9,958)	(22)
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(9,958)	(22)
Investing activities
Purchases of property and equipment and capitalized software	(3,559)	(3,737)
Net cash provided by (used in) investing activities from continuing operations	(3,559)	(3,737)
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(3,559)	(3,737)
Financing activities
Repayment of Notes	(33,740)	—
Payments for purchases of treasury stock	(21,290)	—
Other financing activities	(639)	(454)
Net cash provided by (used in) financing activities	(55,669)	(454)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,329)	2,331
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,515)	(1,882)
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(70,515)	(1,882)
Cash, cash equivalents and restricted cash, beginning of period (1)	325,612	262,569
Cash, cash equivalents and restricted cash, end of period (1)	$255,097	$260,687

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)     The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of March 31, 2026, December 31, 2025, March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$225,514	$296,080	$226,814	$228,843
Restricted cash included in prepaid expenses and other current assets	29,583	29,532	33,873	33,726
Cash, cash equivalents and restricted cash	$255,097	$325,612	$260,687	$262,569

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$1,667	$4,275
Income tax payments	2,566	1,984
Cash paid for amounts included in the measurement of operating lease liabilities	978	812
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	494	108
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	$(134)	$(199)

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
Our operations are organized into two segments: North America and International. See Note 12, Segment Information, for more information.
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with GAAP and applicable rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Cash Flows and Stockholders' Equity (Deficit) for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
There were no new accounting standards adopted during the three months ended March 31, 2026.
Recently Issued Accounting Standards
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
NOTE 2. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of March 31, 2026 and December 31, 2025, the balance of our goodwill was $178.7 million. There was no goodwill activity during the three months ended March 31, 2026 and 2025. All goodwill is within our North America segment, which had a negative carrying value as of March 31, 2026.

Long-Lived Assets

The following table summarizes intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$16,782	$16,782	$—	$17,067	$17,067	$—
Trade names	9,154	9,132	22	9,190	9,100	90
Patents	1,250	1,190	60	1,250	1,160	90
Other intangible assets	10,510	7,729	2,781	10,519	7,475	3,044
Total	$37,696	$34,833	$2,863	$38,026	$34,802	$3,224

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.4 million for the three months ended March 31, 2026 and 2025. As of March 31, 2026, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2026	$858
2027	1,068
2028	853
2029	84
Thereafter	—
Total	$2,863
NOTE 3. INVESTMENTS
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values, which we elected to record at cost adjusted for observable price changes and impairments.

    As of March 31, 2026 and December 31, 2025, our carrying value in other equity investments was $74.8 million, and relates solely to our non-controlling equity interest in SumUp, our only equity investment with a positive carrying value as of these dates. The Company holds a 1% to 19% ownership percentage in our other equity investments as of March 31, 2026 and December 31, 2025.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0 as of March 31, 2026 and December 31, 2025 and no financial statement activity was recorded for the three months ended March 31, 2026 and March 31, 2025.
Fair Value Option Investments
Our fair value option investments had a fair value of $0 as of March 31, 2026 and December 31, 2025 and no financial statement activity was recorded for the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026 and December 31, 2025, the Company holds a 10% to 19% ownership percentage in our fair value option investments.
NOTE 4. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$11,767	$8,614
Income taxes receivable	7,730	8,640
Restricted cash (1)	29,583	29,532
Other	7,372	5,762
Total prepaid expenses and other current assets	$56,452	$52,548
(1)    Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 5, Financing Arrangements, for additional information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Other non-current assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Deferred contract acquisition costs, net	$3,712	$3,908
Security deposits	2,942	3,031
Other	599	231
Total other non-current assets	$7,253	$7,170
The following table summarizes Accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Customer credits	$28,827	$25,942
Accrued marketing	13,376	19,696
Compensation and benefits	16,885	11,502
Foreign VAT assessments (1)	9,298	9,724
Accrued consulting and professional fees	2,682	2,158
Refunds reserve	4,263	4,091
Deferred revenue	2,057	1,793
Current portion of lease obligations	3,428	3,547
Income taxes payable	5,912	7,525
Accrued interest	3,131	1,005
Accrued VAT and related liabilities	3,093	4,328
Other	15,023	14,746
Total accrued expenses and other current liabilities	$107,975	$106,057
(1)    See Note 6, Commitments and Contingencies, for additional information.

The following table summarizes Other non-current liabilities as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Contingent income tax liabilities	$13,897	$13,520
Deferred income taxes	4,197	2,065
Other	950	941
Total other non-current liabilities	$19,044	$16,526
The following table summarizes Other income (expense), net for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$2,466	$1,365
Interest expense	(3,991)	(3,971)
Foreign currency gains (losses), net (1)	(2,846)	10,177
Other income (expense), net	$(4,371)	$7,571
(1)     Foreign currency gains (losses), net for the three months ended March 31, 2026 and 2025 is primarily due to foreign currency fluctuations on intercompany balances with our subsidiaries.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 5. FINANCING ARRANGEMENTS
The following table summarizes the outstanding debt obligations as of March 31, 2026 and December 31, 2025 and related maturity dates, contractual interest rates and carrying amounts:

		March 31, 2026				December 31, 2025
Instrument / Description	Contractual Interest Rate	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount
2026 Notes, due March 15, 2026	1.125%	$—	$—	$—	$—	$33,740	$(49)	$—	$33,691
2027 Notes, due March 15, 2027 (1)	6.250%	46,210	(373)	—	45,837	46,210	(466)	—	45,744
2030 Notes, due June 30, 2030	4.875%	244,071	(1,952)	20,284	262,403	244,071	(2,066)	21,406	263,411
Total convertible senior notes		$290,281	$(2,325)	$20,284	$308,240	$324,021	$(2,581)	$21,406	$342,846
Less: Current portion of convertible senior notes, net					(45,837)				(33,691)
Convertible senior notes, net					$262,403				$309,155
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
The interest on the 2030 Notes is payable semi-annually in arrears on each June 30 and December 30 of each year.
The 2030 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time on or after March 31, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to December 15, 2026, the holders may elect to convert on an effective date of such event. Based on the closing price of the Common Stock of $11.90 as of March 31, 2026, the if-converted value of the 2030 Notes was less than the principal amount.
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
The carrying value of the 2030 Notes was determined by deducting third party transaction costs incurred in connection with the issuance of the 2030 Notes of $2.3 million from the 2030 Notes fair value of $267.7 million at issuance. The fair value of the principal of the 2030 Notes at issuance was determined using a lattice model. The transaction costs are amortized as interest expense. The fair value of the 2030 Notes at issuance exceeded the principal amount by $23.6 million. This premium is being amortized over the term of the 2030 Notes as a reduction of interest expense. Together with the cash interest, the amortization of debt issuance costs and debt premium result in the annual effective interest rate of 2.99% over the term of the 2030 Notes.
We classified the fair value of the 2030 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2030 Notes and our cost of debt. The estimated fair value of the 2030 Notes as of March 31, 2026 and December 31, 2025 was $205.8 million and $223.4 million respectively, and was determined using a lattice model.
During the three months ended March 31, 2026, we recognized interest costs on the 2030 Notes as follows (in thousands):

Three Months Ended March 31,
2026
Contractual interest	$2,975
Amortization of debt premium and debt issuance costs, net	(1,008)
Total	$1,967

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
Following the issuance of the 2030 Notes and partial exchange of the 2027 Notes in July 2025, the remaining outstanding principal of the 2027 Notes was $47.3 million and the annual effective interest rate is 7.27%.

We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of March 31, 2026 and December 31, 2025 was $46.4 million and $48.8 million respectively, and was determined using a lattice model.

For the three months ended March 31, 2026 and 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest	$738	$3,082
Amortization of debt discount	93	372
Total	$831	$3,454

Convertible Senior Notes due 2026
On March 15, 2026, the Company paid off the remaining $33.7 million aggregate principal amount of the 2026 Notes upon their scheduled maturity. The total payment included the outstanding principal balance and all accrued and unpaid interest up to the maturity date. The repayment of principal is reflected in cash flows used in financing activities, and the payment of accrued interest is reflected in cash flows used in operating activities, each within the Condensed Consolidated Statement of Cash Flows as of March 31, 2026.
Prior to their retirement, the interest on the 2026 Notes was payable semi-annually in arrears on March 15 and September 15 of each year. The annual effective interest rate of the 2026 Notes was 1.83%, which included the amortization of debt discounts over the term of the notes.
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of March 31, 2026 and December 31, 2025 was $0 and $33.4 million respectively, and was determined using a lattice model.
During the three months ended March 31, 2026 and 2025, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest	$79	$151
Amortization of debt discount	49	93
Total	$128	$244
Capped Call Transactions
In connection with the repayment of the 2026 Notes at maturity, the Company's associated capped call transactions (the "2026 Capped Calls") expired in March 2026. Because the 2026 Capped Calls were classified as stockholders' equity and were not subject to remeasurement, their expiration had no impact on the Company's Condensed Consolidated Statements of Operations.
Cash Collateral Agreement
We maintain access to letters of credit under our Cash Collateral Agreement. Under this arrangement, cash collateral is required for all letters of credit, which is classified as restricted cash and presented within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The amounts committed to letters of credit under the Cash Collateral Agreement as of March 31, 2026 and December 31, 2025 were $31.6 million and $32.8 million, respectively. There were no changes to the terms of the Cash Collateral Agreement during the periods presented. See Note 4, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of March 31, 2026 and through the date of this report, did not materially change from the amounts set forth in our 2025 Annual Report on Form 10-K.
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
We have two separate Portugal VAT assessments outstanding covering different periods. The 2011 to 2012 Portugal VAT assessment, totaling up to $4.8 million inclusive of penalties and interest through March 31, 2026, remains under appeal. We lodged our initial appeal in the Portuguese courts in 2015. During 2024, we received a negative ruling at the lowest-level court to assert factual and legal challenges. Also in 2024, after concluding that an adverse outcome was probable, we recorded a $4.6 million contingent liability presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2026. There have been no updates during the current quarter related to the appeal or the status of this contingent liability. We have a bank guarantee of $4.3 million in place relating to this assessment, classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2026.
The 2013 to 2015 Portugal VAT assessment, totaling approximately $4.5 million inclusive of penalties and interest through March 31, 2026, is a separate matter that is now final. On October 31, 2024, we learned that Portugal's highest-level court declined to hear our appeal. The assessment became final and due during the fourth quarter of 2024, pending receipt of a formal demand notice, with payment expected in the second quarter of 2026. The related obligation is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of March 31, 2026. We have a bank guarantee of $4.0 million in place relating to this assessment, classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2026.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon will appeal to the third tier court. For one of the matters to be appealed, in the first quarter of 2025, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
liability of $0.6 million, including interest and penalties, presented within Income (loss) from discontinued operations on the Condensed Consolidated Statement of Operations during the three months ended March 31, 2025. Our total remaining indemnification liabilities were $3.4 million as of March 31, 2026, inclusive of the contingent liability of $0.6 million. There have been no updates during the current quarter related to the appeal or the status of this indemnification liability.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications, should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of March 31, 2026.
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
NOTE 7. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the three months ended March 31, 2026, we repurchased 1.94 million shares for an aggregate purchase price of $21.3 million (including fees and commissions) under our repurchase program. As of March 31, 2026, up to $223.7 million of Common Stock remained available for purchase under our program.
In April 2026 and through the date of this report, we repurchased an additional 859,860 shares for an aggregate purchase price of $10.1 million (including fees and commissions) under our repurchase program.
The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Notes, share price, available cash and other factors, and the program may be terminated at any time.
Groupon, Inc. Incentive Plan
We established the 2011 Plan under which options, RSUs, and PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of March 31, 2026, 4,260,982 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes RSU activity for the three months ended March 31, 2026:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2025	555,564	$17.36
Granted	4,264	12.40
Vested	(31,279)	26.43
Forfeited	(5,865)	11.66
Unvested at March 31, 2026	522,684	$16.84
.
As of March 31, 2026, $4.7 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 0.96 years.
Stock Options
On March 30, 2023, we issued 3,500,000 units of stock options with a per share value of $0.95, a strike price of $6.00 and vesting over two years. The exercise price of stock options granted is equal to the fair market value of the underlying stock on the date of grant. The contractual term for these stock options expires three years from the grant date, provided that if the expiration date falls during a blackout period, the expiration is extended until 30 calendar days after the end of the blackout period. As of March 31, 2026, no additional options were exercised after December 31, 2025, and the remaining options continue to be exercisable through approximately June 15, 2026. The fair value of stock options on the grant date is amortized on a straight-line basis over the requisite service period.
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

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2.00
Expected volatility	78.2%
The table below summarizes stock option activity for the three months ended March 31, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,062,500	$6.00	0.25	$35,556
Outstanding at March 31, 2026	3,062,500	6.00	0.00	18,069
Exercisable at March 31, 2026	3,062,500	$6.00	0.00	$18,069
As of March 31, 2026, all compensation costs related to stock options granted under the 2011 Plan were recognized.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
On November 5, 2025, the Company and its CEO, Dusan Senkypl, entered into an amendment to his Stock Option Agreement to permit the use of a cashless, share-withholding mechanism for the payment of immediate income tax obligations arising upon exercise vested options. The amendment did not modify the number of shares, exercise price, vesting schedule, or other material terms of the award.

Performance Share Units
We grant PSU awards to our executive and upper management teams under our 2024 Executive PSU and 2025 PSU programs. These programs require certain stock price hurdles, based on a 90 day consecutive calendar day volume-weighted average stock price, and certain service conditions to be satisfied before the shares will vest.

The following table summarizes the outstanding PSU award stock price hurdles and service conditions of the 2024 Executive PSU and 2025 PSU programs:

	2024 Executive PSUs	2025 PSUs
Stock price hurdles	$14.86; $20.14; $31.01; $68.82	$19.75; $26.76; $31.01; $68.82
Service conditions	Incremental 33% of award met after May 1, 2025, May 1, 2026, and May 1, 2027	Incremental 33% of award met after May 1, 2026, May 1, 2027, and May 1, 2028

In 2025, the first, second, and third stock price hurdles under the 2024 Executive PSU program were achieved based on the respective 90 consecutive calendar day volume-weighted average stock price. No stock price hurdles under the 2025 PSU program have been achieved as of March 31, 2026.

The following table summarizes the outstanding PSU award activity for the three months ended March 31, 2026:

	2024 Executive PSUs		2025 PSUs (1)
	Units	Wtd. Avg. Grant Date FV	Units	Wtd. Avg. Grant Date FV
Unvested at December 31, 2025	2,590,355	14.00	1,730,068	24.14
Granted	—	—	457,354	9.91
Vested	—	—	(23,721)	30.75
Forfeited	—	—	—	—
Unvested at March 31, 2026	2,590,355	14.00	2,163,701	21.06

(1)     Relates to vesting upon certification by the Compensation Committee that certain service and performance conditions were satisfied during the three months ended March 31, 2026 under specified terms provided for under the grant agreements for our CEO, Dusan Senkypl, and COO, Jiri Ponrt.
Because these awards were determined to be subject to market conditions, we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
service period for the awards exceeds the derived service period and therefore we recognize the expense over the explicit service period.

The key inputs used in the Monte Carlo simulation and requisite service period for the 2024 Executive PSUs and 2025 PSUs are as follows:

	2024 Executive PSUs		2025 PSUs
Grant Date	June 12, 2024	October 14, 2024	May 20, 2025 (1)	January 29, 2026

Dividend Yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%	3.91%	3.52%
Expected volatility	95.73%	98.70%	98.88%	85.81%
Requisite service period (in years)	2.88	2.54	2.95	2.25
(1)     Only one award of 2025 PSUs was granted in June 2025, three awards of 2025 PSUs were granted in July 2025, and four awards of 2025 PSUs were granted in October 2025. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2025.

As of March 31, 2026, we had unrecognized compensation costs related to unvested 2025 PSUs and 2024 Executive PSUs of $21.0 million and $6.1 million, respectively. The cost is expected to be recognized over a remaining weighted-average period of 1.52 years and 0.98 years related to 2025 PSUs and 2024 Executive PSUs, respectively.
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
As of March 31, 2026, the achievement of these benchmarks was deemed not probable based on forecasted results through the end of 2027. Therefore, no stock-based compensation expense was recognized through March 31, 2026.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 8. REVENUE RECOGNITION
Refer to Note 12, Segment Information, for revenue summarized by reportable segment and category for the three months ended March 31, 2026 and 2025.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the three months ended March 31, 2026 (in thousands):

Customer Credits
Balance as of December 31, 2025	$25,942
Credits issued	28,905
Credits redeemed (1)	(24,397)
Breakage revenue recognized	(1,559)
Foreign currency translation	(64)
Balance as of March 31, 2026	$28,827
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, deferred contract acquisition costs were $5.2 million and $5.4 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.9 million and $1.5 million of deferred contract acquisition costs for the three months ended March 31, 2026 and 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the three months ended March 31, 2026 (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2025	$2,647
Change in provision	(283)
Write-offs	(38)
Foreign currency translation	(14)
Balance as of March 31, 2026	$2,312
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $3.2 million and $0.3 million for the three months ended March 31, 2026 and 2025. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 9. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Provision (benefit) for income taxes	$4,899	$1,428
Income (loss) from continuing operations before provision (benefit) for income taxes	$(7,690)	$9,455
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three months ended March 31, 2026 and 2025 were the pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and by benefits due to tax refunds received. The effective tax rate for the three months ended March 31, 2026 was further impacted by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the quarter and an increase in the Company's liability related to unremitted foreign earnings. For the three months ended March 31, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets.
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
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of March 31, 2026 and December 31, 2025 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
We are currently under audit by several foreign jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
NOTE 10. FAIR VALUE MEASUREMENTS
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three months ended March 31, 2026 and 2025.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables, and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of March 31, 2026 and December 31, 2025 due to their short-term nature.
Our Notes are presented at their respective carrying values in our Condensed Consolidated Balance Sheets, as we have not elected the fair value option under ASC Subtopic 825-10 for any of our convertible notes. See Note 5, Financing Arrangements for additional information.
NOTE 11. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three months ended March 31, 2026 and 2025 (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net income (loss) per share:

Numerator
Net income (loss) - continuing operations	$(12,589)	$8,027
Less: Net income (loss) attributable to noncontrolling interests	240	381
Net income (loss) attributable to common stockholders - continuing operations	(12,829)	7,646
Net income (loss) attributable to common stockholders - discontinued operations	(30)	(471)
Basic net income (loss) attributable to common stockholders	$(12,859)	$7,175

Denominator
Shares used in computation of basic net income (loss) per share	40,532,674	39,809,354
Weighted-average effect of diluted securities:
Stock options	—	1,594,981
RSUs	—	314,170
ESPP Shares	—	1,150
Shares used in computation of diluted net income (loss) per share	40,532,674	41,719,655

Basic net income (loss) per share:
Continuing operations	$(0.32)	$0.19
Discontinued operations	—	(0.01)
Basic net income (loss) per share	$(0.32)	$0.18

Diluted net income (loss) per share:
Continuing operations	$(0.32)	$0.18
Discontinued operations	—	(0.01)
Diluted net income (loss) per share	$(0.32)	$0.17

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended March 31,
	2026	2025
Capped call transactions (1)	407,249	788,903
Convertible Senior notes due 2026 (2)	407,249	788,903
Convertible Senior notes due 2027 (2)	1,575,318	6,575,268
Convertible Senior notes due 2030 (2)	4,516,070	—
Stock options	3,062,500	—
RSUs	567,569	8,743
PSUs	1,700,684	—
ESPP	12,157	—
Total	12,248,796	8,161,817
(1)The capped call transactions were intended to reduce potential dilution to our Common Stock in the event the 2026 Notes were converted into shares. If the 2026 Notes had converted on or prior to maturity on March 15, 2026, the exercise of the capped call transactions would have substantially offset the economic dilution that would have otherwise resulted from the issuance of shares upon conversion. The capped call transactions expired in connection with the maturity of the 2026 Notes.
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
As of March 31, 2026, there were up to 889,671 shares of Common Stock issuable upon vesting of outstanding 2024 Executive PSUs, 2,163,701 shares of Common Stock issuable upon vesting of outstanding 2025 PSUs and 954,000 shares issuable upon vesting of outstanding Major Rocket incentive shares that were excluded from the table above as neither the applicable market and performance conditions nor the specified merchant revenue-related profit thresholds were satisfied as of the end of the period. Refer to Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 12. SEGMENT INFORMATION
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
The following table summarizes revenue by reportable segment and category for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
North America
Local	$85,537	$85,942
Goods	894	1,512
Travel	3,482	3,659
Total North America revenue	$89,913	$91,113

International
Local	$24,597	$22,419
Goods	1,584	2,263
Travel	1,106	1,392
Total International revenue	$27,287	$26,074
Total revenue	$117,200	$117,187

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
North America
Revenue	$89,913	$91,113
Cost of revenue
Payment processor fees	6,394	6,354
Other segment items (cost of revenue) (1)	1,596	1,887
Total cost of revenue	7,990	8,241
Marketing
Online marketing	25,382	25,927
Other segment items (marketing) (2)	1,539	547
Total marketing	26,921	26,474
Segment contribution profit	$55,002	$56,398

International
Revenue	$27,287	$26,074
Cost of revenue
Payment processor fees	1,447	1,406
Other segment items (cost of revenue) (1)	1,714	1,242
Total cost of revenue	3,161	2,648
Marketing
Online marketing	7,844	7,102
Other segment items (marketing) (2)	1,568	861
Total marketing	9,412	7,963
Segment contribution profit	$14,714	$15,463

Total
Total contribution profit for the reportable segments	$69,716	$71,861
Selling, general and administrative	73,028	69,840
Restructuring and related charges	7	137
Income (loss) from operations	(3,319)	1,884
Other income (expense), net	(4,371)	7,571
Income (loss) continuing operations before provision (benefit) for income taxes	$(7,690)	$9,455
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
Overview
Groupon is a global scaled two-sided marketplace that connects consumers to merchants. Consumers access our marketplace through our mobile applications and our websites. We operate in two segments, North America and International, and operate in three categories, Local, Goods and Travel. See Item 1, Note 12, Segment Information, for additional information.
Our mission is to get people offline through quality local experiences at great value. We believe the best things in life happen offline, and as the world becomes increasingly digitized, we expect demand to grow for in-person experiences and for the digital pathways consumers use to discover and book them. Groupon sits at the intersection of consumer intent and local supply, which we believe positions us to serve as a bridge between the emerging AI economy and the millions of local merchants who power Main Street. Our strategy is to be the trusted local experience marketplace where customers go to buy quality local services and experiences at unbeatable value. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our online selection and by enhancing the customer reach through experience curation and improved convenience in order to drive customer demand and purchase frequency.
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
We believe the next generation of local commerce will be driven by AI-native experiences, for which AI agents will become an important discovery and transaction channel. We are investing in AI-native capabilities on both sides of our marketplace, including personalization, AI ready search and relevance, AI ready checkout for consumers, and AI driven tools intended to improve deal creation, content quality, and merchant productivity. We are making these investments now with the goal of Groupon being well positioned for local experiences demand as this channel scales.
In the first quarter of 2026, we launched Project Foundry, a company-wide initiative to transform our operating model by embedding AI agents into the core of every function. The goal of Foundry is not the launch of a single feature or capability, but to re-architect how work is performed internally so the Company operates with the speed required to succeed in an AI-native world. The financial impact of this initiative is not yet reasonably estimable, and we expect Foundry to influence how we operate over the remainder of 2026 and in future periods.
As part of Project Foundry and the Company’s strategy to become an AI-native company, management is evaluating a range of operational initiatives to better align the Company’s cost structure with this AI-native operating model, improve its operational efficiency and become more nimble, and position the Company for growth. These initiatives, including significant restructuring actions, have not been finalized or approved by the Board of Directors. The Company expects that it will initiate these actions in the second quarter with a reduction of its global headcount by approximately 15% and intends to announce further details about this and additional significant cost-reduction and automation actions once those plans are finalized and approved.

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
Our gross billings and units for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross billings	$382,546	$386,476
Units	8,148	8,540

Our active customers for the trailing twelve months ended March 31, 2026 and 2025 were as follows (in thousands):

	TTM Ended March 31,
	2026	2025
TTM active customers	16,209	15,472

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
•Cost of revenue consists of direct and certain indirect costs incurred to generate revenue. Costs incurred to generate revenue include credit card processing fees, editorial costs, compensation expense for technology support personnel who are responsible for maintaining the infrastructure of our websites, amortization of internal-use software relating to customer-facing applications, web hosting and other processing fees attributed to the cost of service.

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
The following table presents the above financial metrics for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$117,200	$117,187
Gross profit	106,049	106,298
Contribution profit	69,716	71,861
Adjusted EBITDA	12,790	15,326
Free cash flow	(13,517)	(3,759)
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
•Restructuring and related charges represent severance and benefit costs for workforce reductions, facilities-related costs and professional advisory fees.

Factors Affecting Our Performance
Attracting and retaining local merchants and suppliers. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We are focused on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers and Groupon.
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we are focused on strengthening our product offerings, improving the attractiveness of our offerings, and enhancing the performance of our marketing campaigns.
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff and other trade policies, labor shortages, supply chain challenges and changes in consumer and merchant behavior. Judicial and executive developments relating to U.S. tariff and trade policies in Q1 2026 may further increase uncertainty regarding the scope, implementation and potential future direction of such measures, and further changes could occur. In addition, recent and potential future changes to trade and tariff policies may introduce increased pricing volatility and overall uncertainty into our operations. To minimize the impact of macroeconomic conditions on our business, and to create value for our merchants and customers, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Gross billings
Local	$260,643	$255,656	2.0%
Goods	4,991	8,621	(42.1)
Travel	20,394	22,242	(8.3)
Total gross billings	$286,028	$286,519	(0.2)

Units
Local	5,132	5,367	(4.4)%
Goods	137	259	(47.1)
Travel	76	89	(14.6)
Total units	5,345	5,715	(6.5)
North America TTM active customers for the trailing twelve months ended March 31, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2026	2025	% Change
TTM active customers	10,980	10,466	4.9%
Comparison of the Three Months Ended March 31, 2026 and 2025:
North America gross billings and units decreased by $0.5 million and 0.4 million, while TTM active customers increased by 0.5 million for the three months ended March 31, 2026 compared with the prior year period. Within our Local category, gross billings increased 2.0% year-over-year and unit volume declined, reflecting growth in transaction value that more than offset a decline in transaction volume. From a supply perspective, our Local category growth was led by our Things to Do offerings, partially offset by a deceleration in our Small Business merchant base, softness in Health, Beauty & Wellness and pressure from our Enterprise channel. From a demand perspective, paid channels delivered strong year-over-year growth, partially offset by headwinds in our managed and organic channels and the negative impact of severe winter weather in January and February.

Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Revenue
Local	$85,537	$85,942	(0.5)%
Goods	894	1,512	(40.9)
Travel	3,482	3,659	(4.8)
Total revenue	$89,913	$91,113	(1.3)

Cost of revenue
Local	$7,447	$7,478	(0.4)%
Goods	98	198	(50.5)
Travel	445	565	(21.2)
Total cost of revenue	$7,990	$8,241	(3.0)

Gross profit
Local	$78,090	$78,464	(0.5)%
Goods	796	1,314	(39.4)
Travel	3,037	3,094	(1.8)
Total gross profit	$81,923	$82,872	(1.1)

% of Consolidated revenue	76.7%	77.8%
% of Consolidated cost of revenue	71.7	75.7
% of Consolidated gross profit	77.3	78.0

Comparison of the Three Months Ended March 31, 2026 and 2025:
North America revenue, gross profit and cost of revenue decreased by $1.2 million, $0.9 million and $0.3 million for the three months ended March 31, 2026 compared with the prior year period. Our Local revenue decreased 0.5%, lagging the rate of growth in gross billings, as a result of higher promotional discounts. The decrease in cost of revenue is primarily due to a decrease in amortization of internally-developed software relating to customer-facing applications. Gross profit decreased due to the decrease in revenue, partially offset by a decrease in cost of revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Marketing	$26,921	$26,474	1.7%
% of Revenue	29.9%	29.1%

Contribution profit	$55,002	$56,398	(2.5)%
Comparison of the Three Months Ended March 31, 2026 and 2025:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended March 31, 2026 compared with the prior year period, primarily driven by higher investment in paid channels. Marketing expense as a percentage of revenue increased as revenue growth did not keep pace with our marketing investment due to the headwinds in our managed and organic channels, partially offset by favorable paid channel performance.
North America contribution profit decreased for the three months ended March 31, 2026 compared with the prior year period, primarily due to lower gross profit and higher marketing investment.
International
Operating Metrics
International segment gross billings and units for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Gross billings
Local	$78,128	$80,478	(2.9)%
Goods	11,302	12,399	(8.8)
Travel	7,088	7,080	0.1
Total gross billings	$96,518	$99,957	(3.4)

Units
Local	2,539	2,446	3.8%
Goods	227	336	(32.4)
Travel	37	43	(14.0)
Total units	2,803	2,825	(0.8)
International TTM active customers for the trailing twelve months ended March 31, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended March 31,
	2026	2025	% Change
TTM active customers	5,229	5,006	4.5%
Comparison of the Three Months Ended March 31, 2026 and 2025:
International gross billings and units decreased by $3.4 million and 0.02 million, while TTM active customers increased by 0.2 million for the three months ended March 31, 2026 compared with the prior year period. The decline in reported gross billings was primarily due to the divestiture of Giftcloud. Excluding Giftcloud, International Local gross billings grew 14.3% year-over-year, reflecting growth in both transaction volume and transaction value. From a supply perspective, growth within International Local, excluding Giftcloud was driven by an expansion of seasonally relevant supply across our major markets, led by our Things to Do offering. From a demand perspective, the deployment of our new consumer platform across International markets contributed to improved organic traffic during the quarter. In addition, there was an $8.9 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Financial Metrics
International segment revenue, cost of revenue and gross profit for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Revenue
Local	$24,597	$22,419	9.7%
Goods	1,584	2,263	(30.0)
Travel	1,106	1,392	(20.5)
Total revenue	$27,287	$26,074	4.7

Cost of revenue
Local	$2,634	$2,094	25.8%
Goods	304	364	(16.5)
Travel	223	190	17.4
Total cost of revenue	$3,161	$2,648	19.4

Gross profit
Local	$21,963	$20,325	8.1%
Goods	1,280	1,899	(32.6)
Travel	883	1,202	(26.5)
Total gross profit	$24,126	$23,426	3.0

% of Consolidated revenue	23.3%	22.2%
% of Consolidated cost of revenue	28.3	24.3
% of Consolidated gross profit	22.7	22.0

Comparison of the Three Months Ended March 31, 2026 and 2025
International revenue, gross profit and cost of revenue increased by $1.2 million, $0.7 million, and $0.5 million for the three months ended March 31, 2026 compared with the prior year period. Excluding Giftcloud, International Local revenue increased 18.8%, consistent with the drivers of gross billings discussed above. The increase in cost of revenue was primarily due to Giftcloud charges in the current year that were intercompany transactions pre-divestiture in the prior year. Revenue and gross profit also had favorable impacts of $2.5 million and $2.2 million from year-over-year changes in foreign currency exchange rates.
Marketing and Contribution Profit
International marketing and contribution profit for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Marketing	$9,412	$7,963	18.2%
% of Revenue	34.5%	30.5%

Contribution profit	$14,714	$15,463	(4.8)%

Comparison of the Three Months Ended March 31, 2026 and 2025:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended March 31, 2026 compared with the prior year period, primarily due to a higher investment in paid channels to capitalize on expanded supply and demand opportunities.
International contribution profit decreased for the three months ended March 31, 2026 compared with the prior year period, primarily due to higher marketing investment, partially offset by growth in gross profit.
Consolidated Operating Expenses
Operating expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Marketing	$36,333	$34,437	5.5%
Selling, general and administrative (1)	73,028	69,840	4.6
Restructuring and related charges (credits)	7	137	(94.9)
Total operating expenses	$109,368	$104,414	4.7

% of Revenue:
Marketing	31.0%	29.4%
Selling, general and administrative	62.3%	59.6%
(1)The three months ended March 31, 2026 includes $11.7 million of stock-based compensation expense and $2.3 million of depreciation and amortization expense. The three months ended March 31, 2025 includes $7.7 million of stock-based compensation expense and $3.4 million of depreciation and amortization expense.
Comparison of the Three Months Ended March 31, 2026 and 2025:
SG&A and SG&A as a percentage of revenue increased for the three months ended March 31, 2026 compared with the prior year period, due to higher stock-based compensation expense for new awards and payroll related costs, partially offset by lower amortization of internally developed software relating to non-customer facing applications.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Other income (expense), net	$(4,371)	$7,571
Comparison of the Three Months Ended March 31, 2026 and 2025:
The change in Other income (expense), net for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily related to a $13.0 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The decrease is primarily driven by net foreign currency losses in the current year period from the weakening of the U.S dollar relative to the Euro compared to net foreign currency gains in the prior year period.

Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Provision (benefit) for income taxes	$4,899	$1,428	NM
Effective tax rate	(63.7)%	15.1%
Comparison of the Three Months Ended March 31, 2026 and 2025:
The effective tax rates for the three months ended March 31, 2026 and 2025 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and by benefits due to tax refunds received. The effective tax rate for the three months ended March 31, 2026 was further impacted by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the quarter and an increase in the Company's liability related to unremitted foreign earnings. For the three months ended March 31, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three months ended March 31, 2026 and 2025, special charges and credits included charges related to our Italy Restructuring Plan, 2022 Restructuring Plan and 2020 Restructuring Plan. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Net income (loss) from continuing operations, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) from continuing operations	$(12,589)	$8,027
Adjustments:
Stock-based compensation	11,911	7,694
Depreciation and amortization	4,191	5,611
Restructuring and related charges (credits)	7	137
Other (income) expense, net	4,371	(7,571)
Provision (benefit) for income taxes	4,899	1,428
Total adjustments	25,379	7,299
Adjusted EBITDA	$12,790	$15,326
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

The following table represents the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	At Avg. Q1 2025 Rates	Exchange Rate Effect (2)	As Reported
Gross billings	$373,676	$8,870	$382,546
Revenue	114,745	2,455	117,200
Cost of revenue	10,863	288	11,151
Gross profit	103,882	2,167	106,049
Marketing	35,379	954	36,333
Selling, general and administrative	70,542	2,486	73,028
Restructuring and related charges	6	1	7
Income (loss) from continuing operations	(2,045)	(1,274)	(3,319)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $225.5 million as of March 31, 2026. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. We believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, including the repayment of the 2027 Notes upon maturity on March 15, 2027.
Our net cash flows from operating, investing and financing activities from continuing operations for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$(9,958)	$(22)
Investing activities	(3,559)	(3,737)
Financing activities	(55,669)	(454)

Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities, less purchases of property and equipment and capitalized software. Our free cash flow for the three months ended March 31, 2026 and 2025 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities from continuing operations	$(9,958)	$(22)
Purchases of property and equipment and capitalized software from continuing operations	(3,559)	(3,737)
Free cash flow	$(13,517)	$(3,759)
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
Net cash provided by (used in) operating activities
For the three months ended March 31, 2026, our net cash used in operating activities from continuing operations was $10.0 million as compared with net cash used in operating activities from continuing operations of $22.0 thousand in the prior period. The increase in cash used in operating activities is primarily attributed to a larger decrease in accrued merchant and supplier payables during the three months ended March 31, 2026, compared to the prior year period. The larger decrease reflects higher accumulated accrued merchant and supplier payable balances entering the first quarter of 2026, driven by consolidated gross billings growth in the fourth quarter of 2025 compared with the fourth quarter of 2024.
Net cash provided by (used in) investing activities
For the three months ended March 31, 2026, our net cash used in investing activities from continuing operations was $3.6 million as compared with net cash used in investing activities from continuing operations of $3.7 million in the prior period. The net cash used in investing activities for both periods relates to purchases of property and equipment and capitalized software, which has remained consistent year-over-year.
Net cash provided by (used in) financing activities
For the three months ended March 31, 2026, our net cash used in financing activities from continuing operations was $55.7 million as compared with net cash used in financing activities from continuing operations of $0.5 million in the prior period. The year-over-year change from financing activities is primarily due to a $33.7 million payment to pay off the remaining aggregate principal amount of the 2026 Notes upon their scheduled maturity and $21.3 million related to repurchases of Common Stock under our share repurchase program. See Item 1, Note 5, Financing Arrangements for additional information regarding the payment of our 2026 Notes and Item 1, Note 7, Stockholders' Equity (Deficit) and Compensation Arrangements for additional information regarding our common stock repurchases.
Matters related to the Letters of Credit
In February 2024, we prepaid the Payoff Amount to terminate all commitments to extend further credit under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. We were not subject to any early termination penalties under the Credit Agreement. Following the termination, we retained access to letters of credit, originally available under the Credit Agreement, pursuant to our Cash Collateral Agreement.
See Item 1, Note 5, Financing Arrangements, for additional information regarding the Cash Collateral Agreement.

Matters related to the Notes
In 2021, we issued the 2026 Notes in the principal amount of $230.0 million. The Company repaid the remaining $33.7 million principal and all accrued interest on its 2026 Notes upon maturity on March 15, 2026. The 2026 Notes bore interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%. The total payment included the outstanding principal balance and all accrued and unpaid interest up to the maturity date.
In November 2024, we issued $197.3 million aggregate principal amount of 2027 Notes. The 2027 Notes bear interest at a rate of 6.25% per annum, payable semi-annually March 15 and September 15 of each year, and will mature March 15, 2027, subject to earlier repurchase or conversion.
In July 2025, the Company issued $244.1 million aggregate principal amount of the 2030 Notes, consisting of (i) $20.0 million aggregate principal amount of 2030 Notes issued in exchange for $20.0 million aggregate principal amount of the Company’s outstanding 2026 Notes and (ii) $224.1 million aggregate principal amount of 2030 Notes issued in exchange for $150.0 million aggregate principal amount of the Company’s outstanding 2027 Notes with 2030 Notes Offering Participants.

The 2030 Notes are senior, unsecured obligations of the Company and accrue interest at a rate of 4.875% per annum, payable semi-annually in arrears on each June 30 and December 30, commencing December 30, 2025, and will mature on June 30, 2030, unless earlier converted, redeemed or repurchased.
See Item 1, Note 5, Financing Arrangements, for additional information regarding the 2026 Notes, 2027 Notes and 2030 Notes.
Other Liquidity and Capital Resource matters
As of March 31, 2026, we had $58.8 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our future lease payments and purchase obligations as of March 31, 2026 and through the date of this report, did not materially change from the amounts set forth in our 2025 Annual Report on Form 10-K.
For information on our commitments for financing arrangements, see Item 1, Note 5, Financing Arrangements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2026.
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
Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Part II, Item 8, Note 2, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, refer to the critical accounting estimates under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. As of March 31, 2026, the U.S. dollar index was up 1.7% over December 31, 2025. For the three months ended March 31, 2026, we derived approximately 23.3% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of March 31, 2026 and December 31, 2025.
As of March 31, 2026, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $30.7 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $3.1 million. This compares with a $26.5 million working capital deficit subject to foreign currency exposure as of December 31, 2025, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.7 million.
Interest Rate Risk
Our cash balance as of March 31, 2026 consists of bank deposits so exposure to market risk for changes in interest rates is limited. The 2027 Notes and 2030 Notes have an aggregate principal amount of $47.3 million and $244.1 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2027 Notes and 2030 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 5, Financing Arrangements, for additional information.
Inflation Risk
Our business is affected by changes to our merchants' and customers' discretionary spend. As our costs are subject to inflationary pressures, periods of increased inflation could negatively impact our business by driving up our operating costs. If those pressures become significant, we may not be able to offset such higher costs through price increases or other cost efficiency measures. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026.
Based on that evaluation, our management concluded that, as of March 31, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Management did not identify changes that occurred in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, except as supplemented below.
Our strategy to return the Company to stabilized growth, including rebuilding Groupon as an AI-native company, may be unsuccessful, may not produce the expected benefits, and may itself create new operational, financial, and reputational risks.
We continue to implement a strategy to become the trusted marketplace where customers go to buy local services and experiences. We are executing this by building long-term relationships with local merchants to improve our inventory selection and by improving the customer experience through inventory curation and improved convenience in order to drive customer demand and purchase frequency. We are also working to rebuild Groupon as an AI-native company by embedding AI agents into the core of every function. However, there are no assurances that these actions will be successful in returning the Company to stabilized growth. Our efforts may prove more difficult and costly than we currently anticipate and the associated costs may exceed our current cost structure.
The macroeconomic environment, including inflationary pressures, higher labor costs, tariff or other trade policies, labor shortages, supply chain challenges and resulting changes in consumer and merchant behavior, may limit our merchants' ability to offer deals or service customers, and reduce consumer discretionary spending. These factors may make it more difficult to effectively execute our strategy, including to quickly test, learn and scale initiatives relating to improving inventory selection or improving customer experience. If we are unable to effectively execute our strategy and realize its anticipated benefits, our business, financial condition and results of operations could be negatively impacted.
The success of our AI initiatives depend on numerous factors outside our control, including the pace of AI technology evolution, the availability, capability, and cost of third-party AI tools and infrastructure, and our ability to integrate and deploy AI capabilities at the required pace. The benefits we expect from our AI initiatives, including improved execution speed, throughput, talent efficiency, operational productivity, and financial performance, may not be realized in the time frame we expect or at all. The aggregate financial impact of our AI initiatives are not yet reasonably estimable, and our investments in AI-native architecture, agentic workflows, AI-ready search, checkout, and merchant-facing tools may not be recoverable.
Workforce reductions and organizational changes undertaken in connection with our transition to an AI-enabled operating model may also result in the loss of institutional knowledge, reduced employee engagement, challenges in attracting and retaining personnel with the skills required to execute our strategy, and operational inefficiencies during periods of transition. Our attempts at automation may not succeed in whole or part.
In addition to execution risks, our public statements about our AI initiatives and our AI strategy, including the pace, nature, and expected operational and financial impact of our deployment of AI agents, are subject to regulatory and litigation risk if not adequately substantiated or later viewed as inconsistent with our actual capabilities or results. Even where our statements have a reasonable basis when made, the rapid evolution of AI technology may render them stale or subject to challenge.
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
•Data Security and Privacy: The use of third-party AI tools may require sharing sensitive data with vendors. If proprietary merchant information or consumer personal data is inadvertently fed into public AI models, it could be exposed or used to train models accessible to others, increasing the risk of data breaches and loss of confidential information. Even where we use non-public, enterprise, or contractually restricted third-party AI tools, sensitive or proprietary information, including, but not limited to, PII and financial or other information, may still be unintentionally exposed through employee or vendor misuse, misconfiguration, prompt injection or similar manipulation, or as a result of data breaches or cybersecurity attacks affecting our AI vendors or the underlying model providers.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2026, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of March 31, 2026, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2025.
A summary of our Common Stock repurchases during the three months ended March 31, 2026 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2026	—	$—	—	$245,000,007
February 1-28, 2026	—	$—	—	$245,000,007
March 1-31, 2026	1,944,619	$10.95	1,944,619	$223,709,750
Total	1,944,619		1,944,619

The following table provides information about purchases of shares of our Common Stock during the three months ended March 31, 2026 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
January 1-31, 2026	2,706	$16.34	—	—
February 1-28, 2026	—	—	—	—
March 1-31, 2026	4,285	10.10	—	—
Total	6,991	$12.52	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of stock-based compensation awards.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Non-Employee Directors' Compensation Plan, amended and restated as of April 27, 2026.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2026.

GROUPON, INC.
By:	/s/ Rana Kashyap
	Name:	Rana Kashyap
	Title:	Chief Financial Officer