Form 10-Q
period 2026-06-30
Groupon, Inc.
filed 2026-08-06
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Yes ☐        No  ☒
As of August 4, 2026, there were 40,665,296 shares of the registrant's Common Stock outstanding.

GLOSSARY OF DEFINED TERMS AND ABBREVIATIONS
Groupon, Inc. (the "Company," "we," "our," "us," and similar terms) include Groupon, Inc. and its subsidiaries, unless the context indicates otherwise. The Company also uses several other terms in this Quarterly Report on Form 10-Q ("this Quarterly Report"), which are defined in the list below (the "Glossary"). Newly defined terms within this Quarterly Report are included within the Glossary and may also be defined within applicable sections of this Quarterly Report.

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Capped Calls	Privately negotiated capped call options related to the 2026 Notes
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 PSUs	Awards granted for our executive and upper management team under the 2026 PSU Program, which are earned based on Groupon's relative total shareholder return (rTSR) percentile ranking versus the Russell 2000 Index and a service condition.
2026 Restructuring Plan	May 2026 Board approved restructuring plan
2027 Notes	The Company’s 6.250% convertible senior secured notes due March 2027
2027 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2027 Notes Exchange Cap
2027 Notes Exchange Cap	The limit on ownership percentage defined in the 2027 Notes Indenture
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2030 Notes Exchange Cap
2030 Notes Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Attribution Parties	Parties defined in the 2030 Notes Indenture
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COO	Chief Operating Officer

CODM	Chief Operating Decision Maker
Common Stock	Company common stock, par value $0.0001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement with JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy Restructuring Plan	July 2024 Board approved exit of the local business in Italy and the related restructuring actions associated with the exit
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Notes	2026 Notes, 2027 Notes, and 2030 Notes, collectively
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
Performance Period	The three-year performance measurement period for the 2026 PSUs, commencing on the grant date and ending May 1, 2029
PSU	Performance Share Units
RSU	Restricted Stock Units
rTSR	relative Total Shareholder Return
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SMS	Short message service
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TCPA	Telephone Consumer Protection Act of 1991
TTM	Trailing twelve months
VAT	Value added tax
VWAP	Volume-weighted average price
YEPR	Year end performance review

PART I. FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations and future liquidity. The words "may," "will," "should," "could," "expect," "anticipate," "believe," "estimate," "intend," "continue" and other similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, but are not limited to, our ability to execute and achieve the expected benefits of our go-forward strategy, including our broader AI-native transformation; the risk that the anticipated benefits of our AI strategy may not be realized in the time frame we expect or at all and may have adverse effects on our operations, merchants and customers; the risk that our public statements regarding our AI strategy and deployment of AI agents are not adequately substantiated or are later viewed as inconsistent with our actual capabilities or results; execution of our business and marketing strategies; volatility in our operating results; challenges arising from our international operations, including fluctuations in currency exchange rates, tax, legal and regulatory developments in the jurisdictions in which we operate and geopolitical instability; global economic uncertainty, including as a result of inflationary pressures; any impact from U.S. and international financial reform legislation and regulations, and any potential trade protection measures, such as new or incremental tariffs and other trade policies; retaining and adding high quality merchants and third-party business partners; retaining existing customers and adding new customers; competing successfully in our industry; providing a strong mobile experience for our customers; managing refund risks; retaining and attracting members of our executive and management teams and other qualified employees and personnel; customer and merchant fraud; payment-related risks; our reliance on email, Internet search engines and mobile application marketplaces to drive traffic to our marketplace; cybersecurity breaches; maintaining and improving our information technology infrastructure; reliance on cloud-based computing platforms; the risks associated with our use and integration of AI and machine learning technologies; completing and realizing the anticipated benefits from acquisitions, dispositions, joint ventures and strategic investments; lack of control over minority investments; managing inventory and order fulfillment risks; claims related to product and service offerings; protecting our intellectual property; maintaining a strong brand; the impact of future and pending litigation; compliance with domestic and foreign laws and regulations, including the CARD Act, GDPR, CPRA, and other privacy-related laws and regulations of the Internet and e-commerce; classification of our independent contractors, agency workers, or employees; risks relating to information or content published or made available on our websites or service offerings we make available; exposure to greater than anticipated tax liabilities; adoption of tax laws; our ability to use our tax attributes; impacts if we become subject to the Bank Secrecy Act or other anti-money laundering or money transmission laws or regulations; our ability to raise capital if necessary; risks related to our access to capital and outstanding indebtedness, including our 2027 Notes and 2030 Notes; our Common Stock, including volatility in our stock price and financial markets; a potential economic slowdown; and those risks and other factors discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as well as in our Condensed Consolidated Financial Statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment, including with respect to emerging technologies such as AI, machine learning, and data analytics. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we make. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to publicly update any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$226,250	$296,080
Accounts receivable, net	23,733	25,792
Prepaid expenses and other current assets	57,889	52,548
Total current assets	307,872	374,420
Property, equipment and software, net	15,394	16,120
Right-of-use assets - operating leases, net	4,807	6,316
Goodwill	178,685	178,685
Intangible assets, net	2,563	3,224
Investments	74,823	74,823
Deferred income taxes	8,870	9,648
Other non-current assets	6,662	7,170
Total assets	$599,676	$670,406
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$45,932	$33,691
Accounts payable	21,193	8,688
Accrued merchant and supplier payables	200,734	235,473
Accrued expenses and other current liabilities	122,251	106,057
Total current liabilities	390,110	383,909
Convertible senior notes, net	261,388	309,155
Operating lease obligations	1,873	3,206
Other non-current liabilities	18,374	16,526
Total liabilities	671,745	712,796
Commitments and contingencies (see Note 7)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 53,651,908 shares issued and 40,553,312 shares outstanding at June 30, 2026; 51,026,430 shares issued and 40,732,313 shares outstanding at December 31, 2025	5	5
Additional paid-in capital	2,491,059	2,478,038
Treasury stock, at cost, 13,098,596 shares at June 30, 2026 and 10,294,117 shares at December 31, 2025	(954,099)	(922,666)
Accumulated deficit	(1,607,056)	(1,592,434)
Accumulated other comprehensive income (loss)	(2,092)	(5,505)
Total Groupon, Inc. stockholders' equity (deficit)	(72,183)	(42,562)
Noncontrolling interests	114	172
Total equity (deficit)	(72,069)	(42,390)
Total liabilities and equity (deficit)	$599,676	$670,406

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$124,675	$125,702	$241,875	$242,889
Cost of revenue	11,283	11,276	22,434	22,165
Gross profit	113,392	114,426	219,441	220,724
Operating expenses:
Marketing	43,265	41,399	79,598	75,836
Selling, general and administrative	67,683	70,669	140,711	140,509
Restructuring and related charges (credits)	3,161	(46)	3,168	91
Gain on sale of business	—	(10,650)	—	(10,650)
Total operating expenses	114,109	101,372	223,477	205,786
Income (loss) from operations	(717)	13,054	(4,036)	14,938
Other income (expense), net	(3,275)	18,466	(7,646)	26,037
Income (loss) from continuing operations before provision (benefit) for income taxes	(3,992)	31,520	(11,682)	40,975
Provision (benefit) for income taxes	(2,536)	10,927	2,363	12,355
Income (loss) from continuing operations	(1,456)	20,593	(14,045)	28,620
Income (loss) from discontinued operations, net of tax	(16)	—	(46)	(471)
Net income (loss)	(1,472)	20,593	(14,091)	28,149
Net (income) loss attributable to noncontrolling interests	(291)	(256)	(531)	(637)
Net income (loss) attributable to Groupon, Inc.	$(1,763)	$20,337	$(14,622)	$27,512

Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.51	$(0.37)	$0.70
Discontinued operations	—	—	—	(0.01)
Basic net income (loss) per share	$(0.04)	$0.51	$(0.37)	$0.69

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.46	$(0.37)	$0.65
Discontinued operations	—	—	—	(0.01)
Diluted net income (loss) per share	$(0.04)	$0.46	$(0.37)	$0.64

Weighted average number of shares outstanding:
Basic	38,961,948	40,034,041	39,742,972	39,922,318
Diluted	38,961,948	50,780,325	39,742,972	43,357,429

Comprehensive income (loss):
Net income (loss)	$(1,472)	$20,593	$(14,091)	$28,149
Other comprehensive income (loss)
Net change in unrealized gain (loss) on foreign currency translation adjustments	1,108	(22,698)	3,413	(33,069)
Other comprehensive income (loss)	1,108	(22,698)	3,413	(33,069)

Comprehensive income (loss)	(364)	(2,105)	(10,678)	(4,920)
Comprehensive income attributable to noncontrolling interests	(291)	(256)	(531)	(637)
Comprehensive income (loss) attributable to Groupon, Inc.	$(655)	$(2,361)	$(11,209)	$(5,557)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	51,026,430	$5	$2,478,038	(10,294,117)	$(922,666)	$(1,592,434)	$(5,505)	$(42,562)	$172	$(42,390)
Comprehensive income (loss)	—	—	—	—	—	(12,859)	2,305	(10,554)	240	(10,314)
Vesting of RSUs and PSUs	55,000	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,797	—	87	—	—	—	—	87	—	87
Tax withholdings related to net share settlements of stock-based compensation awards	(6,991)	—	(276)	—	—	—	—	(276)	—	(276)
Repurchases of treasury stock	—	—	—	(1,944,619)	(21,290)	—	—	(21,290)	—	(21,290)
Stock-based compensation on equity-classified awards	—	—	12,004	—	—	—	—	12,004	—	12,004
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(294)	(294)
Balance at March 31, 2026	51,080,236	$5	$2,489,853	(12,238,736)	$(943,956)	$(1,605,293)	$(3,200)	$(62,591)	$118	$(62,473)
Comprehensive income (loss)	—	—	—	—	—	(1,763)	1,108	(655)	291	(364)
Vesting of RSUs and PSUs	1,073,392	—	—	—	—	—	—	—	—	—
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	1,715,315	—	(3,906)	—	—	—	—	(3,906)	—	(3,906)
Tax withholdings related to net share settlements of stock-based compensation awards, excluding stock options	(217,035)	—	(3,377)	—	—	—	—	(3,377)	—	(3,377)
Repurchases of treasury stock	—	—	—	(859,860)	(10,143)	—	—	(10,143)	—	(10,143)
Stock-based compensation on equity-classified awards	—	—	8,489	—	—	—	—	8,489	—	8,489
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(295)	(295)
Balance at June 30, 2026	53,651,908	$5	$2,491,059	(13,098,596)	$(954,099)	$(1,607,056)	$(2,092)	$(72,183)	$114	$(72,069)

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	50,090,026	$5	$2,441,656	(10,294,117)	$(922,666)	$(1,508,914)	$30,734	$40,815	$236	$41,051
Comprehensive income (loss)	—	—	—	—	—	7,175	(10,371)	(3,196)	381	(2,815)
Vesting of RSUs	19,805	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	6,509	—	67	—	—	—	—	67	—	67
Tax withholdings related to net share settlements of stock-based compensation awards	(9,417)	—	44	—	—	—	—	44	—	44
Stock-based compensation on equity-classified awards	—	—	7,749	—	—	—	—	7,749	—	7,749
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(439)	(439)
Balance at March 31, 2025	50,106,923	$5	$2,449,516	(10,294,117)	$(922,666)	$(1,501,739)	$20,363	$45,479	$178	$45,657
Comprehensive income (loss)	—	—	—	—	—	20,337	(22,698)	(2,361)	256	(2,105)
Vesting of RSUs and PSUs	782,062	—	—	—	—	—	—	—	—	—
Tax withholdings related to net share settlements of stock-based compensation awards	(170,724)	—	(5,772)	—	—	—	—	(5,772)	—	(5,772)
Stock-based compensation on equity-classified awards	—	—	11,055	—	—	—	—	11,055	—	11,055
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(309)	(309)
Unwind of capped call transactions	—	—	2,795	—	—	—	—	2,795		2,795
Balance at June 30, 2025	50,718,261	$5	$2,457,594	(10,294,117)	$(922,666)	$(1,481,402)	$(2,335)	$51,196	$125	$51,321
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(14,091)	$28,149
Less: Income (loss) from discontinued operations, net of tax	(46)	(471)
Income (loss) from continuing operations	(14,045)	28,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	7,589	9,273
Amortization of acquired intangible assets	662	761
Stock-based compensation	20,241	16,476
Amortization of debt discount (premium) on convertible senior notes	(1,786)	890
Deferred income taxes	3,459	562
Foreign currency (gains) losses, net	3,022	(19,973)
Gain on sale of business	—	(10,650)
Change in assets and liabilities:
Accounts receivable	1,888	4,369
Prepaid expenses and other current assets	(5,400)	(2,969)
Right-of-use assets - operating leases	1,914	1,508
Accounts payable	12,749	(872)
Accrued merchant and supplier payables	(33,312)	1,108
Accrued expenses and other current liabilities	13,737	11,306
Operating lease obligations	(2,167)	(1,856)
Other, net	(382)	(10,156)
Net cash provided by (used in) operating activities from continuing operations	8,169	28,397
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	8,169	28,397
Investing activities
Purchases of property and equipment and capitalized software	(6,664)	(6,967)
Proceeds from sale of business, net	—	13,991
Net cash provided by (used in) investing activities from continuing operations	(6,664)	7,024
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(6,664)	7,024
Financing activities
Repayment of Notes	(33,740)	—
Payments for purchases of treasury stock	(31,433)	—
Taxes paid related to net share settlements of stock-based compensation awards	(3,821)	(2,457)
Other financing activities	(502)	(681)
Net cash provided by (used in) financing activities	(69,496)	(3,138)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,598)	1,842
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,589)	34,125
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,589)	34,125
Cash, cash equivalents and restricted cash, beginning of period (1)	325,612	262,569
Cash, cash equivalents and restricted cash, end of period (1)	$256,023	$296,694

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)     The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of June 30, 2026, December 31, 2025, June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$226,250	$296,080	$262,575	$228,843
Restricted cash included in prepaid expenses and other current assets	29,773	29,532	34,119	33,726
Cash, cash equivalents and restricted cash	$256,023	$325,612	$296,694	$262,569

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$7,616	$4,275
Income tax payments	5,128	11,796
Cash paid for amounts included in the measurement of operating lease liabilities	1,972	(199)
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	$516	$2,779
Increase in liabilities related to purchases of property and equipment and capitalized software	34	$72

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
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Groupon, Inc. and its wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and variable interest entities for which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. Outside stockholders' interests in subsidiaries are shown in the Condensed Consolidated Financial Statements as Noncontrolling interests. Investments in entities in which we do not have a controlling financial interest are accounted for at fair value as available-for-sale securities or at cost adjusted for observable price changes and impairments, as appropriate.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Adoption of New Accounting Standards
There were no new accounting standards adopted during the six months ended June 30, 2026.
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
NOTE 2. BUSINESS DISPOSITIONS
There were no business dispositions during the six months ended June 30, 2026.

On April 10, 2025, the Company completed the sale of Giftcloud, a non-core, UK-based business, for cash consideration of $17.1 million. The net proceeds of $14.0 million were received in the second quarter of 2025, with the remaining holdback amount received in July 2025. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the six months ended June 30, 2025.

We recognized a pre-tax gain on the sale of $10.7 million that is presented within Gain on sale of business in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
NOTE 3. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of June 30, 2026 and December 31, 2025, the balance of our goodwill was $178.7 million. There was no goodwill activity during the six months ended June 30, 2026 and 2025. All goodwill is within our North America segment, which had a negative carrying value as of June 30, 2026.

Long-Lived Assets

The following table summarizes intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$16,810	$16,810	$—	$17,067	$17,067	$—
Trade names	9,158	9,158	—	9,190	9,100	90
Patents	1,250	1,205	45	1,250	1,160	90
Other intangible assets	10,511	7,993	2,518	10,519	7,475	3,044
Total	$37,729	$35,166	$2,563	$38,026	$34,802	$3,224
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, and $0.7 million and $0.8 million for the six months ended June 30, 2026 and 2025. As of June 30, 2026, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2026	$557
2027	1,068
2028	853
2029	85
Thereafter	—
Total	$2,563
NOTE 4. INVESTMENTS
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values, which we elected to record at cost adjusted for observable price changes and impairments.

    As of June 30, 2026 and December 31, 2025, our carrying value in other equity investments was $74.8 million, and relates solely to our non-controlling equity interest in SumUp, our only equity investment with a positive carrying value as of these dates. The Company held a 1% to 19% ownership percentage in our other equity investments as of June 30, 2026 and December 31, 2025.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0 as of June 30, 2026 and December 31, 2025 and no financial statement activity was recorded for the three and six months ended June 30, 2026 and 2025.
Fair Value Option Investments
Our fair value option investments had a fair value of $0 as of June 30, 2026 and December 31, 2025 and no financial statement activity was recorded for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the Company held a 10% to 19% ownership percentage in our fair value option investments.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 5. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$11,249	$8,614
Income taxes receivable	11,880	8,640
Restricted cash (1)	29,773	29,532
Other	4,987	5,762
Total prepaid expenses and other current assets	$57,889	$52,548
(1)    Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 6, Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Deferred contract acquisition costs, net	$3,267	$3,908
Security deposits	2,965	3,031
Other	430	231
Total other non-current assets	$6,662	$7,170

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Customer credits	$33,345	$25,942
Accrued marketing	14,701	19,696
Compensation and benefits	19,942	11,502
Foreign VAT assessments (1)	9,311	9,724
Accrued tax withholdings related to net share settlements of stock-based compensation awards	3,909	789
Accrued consulting and professional fees	3,000	2,158
Refunds reserve	4,880	4,091
Deferred revenue	1,876	1,793
Current portion of lease obligations	3,112	3,547
Income taxes payable	5,030	7,525
Accrued interest	895	1,005
Accrued VAT and related liabilities	3,553	4,328
Restructuring-related liabilities	1,897	54
Other	16,800	13,903
Total accrued expenses and other current liabilities	$122,251	$106,057
(1)    See Note 7, Commitments and Contingencies, for additional information.

The following table summarizes Other non-current liabilities as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Contingent income tax liabilities	$12,798	$13,520
Deferred income taxes	4,857	2,065
Other	719	941
Total other non-current liabilities	$18,374	$16,526
The following table summarizes Other income (expense), net for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$2,018	$1,442	$4,484	$2,807
Interest expense	(3,719)	(3,875)	(7,710)	(7,846)
Foreign currency gains (losses), net (1)	(1,574)	20,899	(4,420)	31,076
Other income (expense), net	$(3,275)	$18,466	$(7,646)	$26,037
(1)     Foreign currency gains (losses), net for the three and six months ended June 30, 2026 and 2025 primarily relate to the remeasurement of U.S. dollar-denominated intercompany balances held by certain foreign subsidiaries whose functional currencies are not the U.S. dollar, principally subsidiaries with Euro functional currencies. The amount of foreign currency gains or losses recognized depends on both the magnitude and direction of exchange-rate movements during the period and the level of outstanding intercompany balances.
NOTE 6. FINANCING ARRANGEMENTS
The following table summarizes the outstanding debt obligations as of June 30, 2026 and December 31, 2025 and related maturity dates, contractual interest rates and carrying amounts:

		June 30, 2026				December 31, 2025
Instrument / Description	Contractual Interest Rate	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount
2026 Notes, due March 15, 2026	1.125%	$—	$—	$—	$—	$33,740	$(49)	$—	$33,691
2027 Notes, due March 15, 2027 (1)	6.250%	46,210	(278)	—	45,932	46,210	(466)	—	45,744
2030 Notes, due June 30, 2030	4.875%	244,071	(1,837)	19,154	261,388	244,071	(2,066)	21,406	263,411
Total convertible senior notes		$290,281	$(2,115)	$19,154	$307,320	$324,021	$(2,581)	$21,406	$342,846
Less: Current portion of convertible senior notes, net					(45,932)				(33,691)
Convertible senior notes, net					$261,388				$309,155
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
The 2030 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time on or after March 31, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to March 31, 2030, the holders may elect to convert on an effective date of such event. Based on the closing price of the Common Stock of $24.06 as of June 30, 2026, the if-converted value of the 2030 Notes was less than the principal amount.
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
We classified the fair value of the 2030 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2030 Notes and our cost of debt. The estimated fair value of the 2030 Notes as of June 30, 2026 and December 31, 2025 was $234.7 million and $223.4 million, respectively, and was determined using a lattice model.
During the three and six months ended June 30, 2026, we recognized interest costs on the 2030 Notes as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026
Contractual interest	$2,974	$5,949
Amortization of debt premium and debt issuance costs, net	(1,015)	(2,023)
Total	$1,959	$3,926

Convertible Senior Secured Notes due 2027

In November 2024, the Company issued $197.3 million aggregate principal amount of the 2027 Notes to the 2027 Notes Offering Participants in a private offering. The interest on the 2027 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
The initial conversion rate of the 2027 Notes is 33.333 shares of Common Stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $30.00 per share, subject to customary adjustments. The 2027 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company's election. Upon the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change.
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

We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of June 30, 2026 and December 31, 2025 was $50.4 million and $48.8 million, respectively, and was determined using a lattice model.

For the three and six months ended June 30, 2026 and 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest	$739	$3,082	$1,477	$6,164
Amortization of debt discount	95	379	188	751
Total	$834	$3,461	$1,665	$6,915

Convertible Senior Notes due 2026
On March 15, 2026, the Company paid off the remaining $33.7 million aggregate principal amount of the 2026 Notes upon their scheduled maturity. The total payment included the outstanding principal balance and all accrued and unpaid interest up to the maturity date. The repayment of principal is reflected in cash flows used in financing activities, and the payment of accrued interest is reflected in cash flows used in operating activities, each within the Condensed Consolidated Statement of Cash Flows as of June 30, 2026.
Prior to the repayment of the 2026 Notes upon maturity, the interest on the 2026 Notes was payable semi-annually in arrears on March 15 and September 15 of each year. The annual effective interest rate of the 2026 Notes was 1.83%, which included the amortization of debt discounts over the term of the notes.
We classified the fair value of the 2026 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2026 Notes and our cost of debt. The estimated fair value of the 2026 Notes as of December 31, 2025 was $33.4 million, determined using a lattice model.
During the three and six months ended June 30, 2026 and 2025, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest	$—	$151	$79	$302
Amortization of debt discount	—	94	49	187
Total	$—	$245	$128	$489
Capped Call Transactions
In connection with the repayment of the 2026 Notes at maturity, the Company's associated capped call transactions (the "2026 Capped Calls") expired in March 2026. Because the 2026 Capped Calls were classified as stockholders' equity and were not subject to remeasurement, there was no impact to the Company's Condensed Consolidated Statements of Operations upon expiration.
Cash Collateral Agreement
We maintain access to letters of credit under our Cash Collateral Agreement. Under this arrangement, cash collateral is required for all letters of credit, which is classified as restricted cash and presented within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The amounts committed to letters of credit under the Cash Collateral Agreement as of June 30, 2026 and December 31, 2025 were $31.4 million and $32.8 million, respectively. There were no changes to the terms of the Cash Collateral Agreement during the periods presented. See Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of June 30, 2026 and through the date of this report, did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as discussed below.
Purchase Obligations
During the six months ended June 30, 2026 and through the date of this report, we entered into non-cancellable arrangements with third parties, primarily related to cloud computing and other information technology services. Future payments under these new contractual obligations are as follows (in thousands):

Remaining in 2026	$1,067
2027	11,800
2028	10,600
2029	10,000
2030	—
Thereafter	—
Total	$33,467

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
We have two separate Portugal VAT assessments outstanding covering different periods. The 2011 to 2012 Portugal VAT assessment, totaling up to $4.8 million inclusive of penalties and interest through June 30, 2026, remains under appeal. We lodged our initial appeal in the Portuguese courts in 2015. During 2024, we received a negative ruling at the lowest-level court to assert factual and legal challenges. Based on this ruling and consideration of relevant facts and circumstances, we concluded an adverse outcome was probable and recorded a $4.6 million contingent liability, which is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2026. There have been no updates during the current quarter related to the appeal or the status of this contingent liability. We have a bank guarantee of $4.2 million in place relating to this assessment, classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2026.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The 2013 to 2015 Portugal VAT assessment, totaling approximately $4.5 million inclusive of penalties and interest through June 30, 2026, is a separate matter that is now final. On October 31, 2024, we learned that Portugal's highest-level court declined to hear our appeal. The assessment was final and became due during the fourth quarter of 2024. A formal demand notice was received and payment was made in July 2026. The related obligation is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of June 30, 2026. We have a bank guarantee of $4.0 million in place relating to this assessment, classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2026. In July 2026, in connection with the payment of the assessment, the bank guarantee was drawn down to fund the settlement.

The Company has been named as a defendant in putative class action complaints alleging violations of the Telephone Consumer Protection Act of 1991 ("TCPA") and related state telemarketing laws in connection with the Company's SMS marketing program. These matters are in an early stage in the litigation process and no class has been certified in any of the actions. The Company believes it has meritorious defenses to the allegations in these matters and intends to defend itself vigorously. Because these proceedings are at a preliminary stage, the Company is currently unable to predict their ultimate outcome or estimate the amount or range of possible loss, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. While the Company cannot provide assurance as to the ultimate resolution of these matters, it does not currently believe an unfavorable outcome in any of these cases is probable.

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions within discontinued operations. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2020 and 2019, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Our remaining indemnification liabilities were $2.8 million as of December 31, 2024.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon filed an appeal with the third tier court. For one of the matters appealed, in the first quarter of 2025, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.5 million, including interest and penalties, presented within Income (loss) from discontinued operations in the Condensed Consolidated Statement of Operations during the six months ended June 30, 2025. Our total remaining indemnification liabilities were $3.4 million as of June 30, 2026, inclusive of the contingent liability and related interest and penalties incurred to date of $0.6 million. There have been no updates during the current quarter related to the appeal or the status of this indemnification liability.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2026.
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
NOTE 8. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Share Repurchase Program

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the three and six months ended June 30, 2026, we repurchased 0.9 million shares and 2.8 million shares for an aggregate purchase price of $10.1 million and $31.4 million, respectively, (including fees and commissions) under our repurchase program. As of June 30, 2026, up to $213.6 million of Common Stock remained available for purchase under our program.
The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Notes, share price, available cash and other factors, and the program may be terminated at any time.
Groupon, Inc. Incentive Plan
We established the 2011 Plan under which options, RSUs and PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of June 30, 2026, 3,765,113 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.
The vesting of certain RSUs granted in 2026 is adjusted based on a Performance Multiplier determined by the participant's Year-End Performance Review ("YEPR") rating for the relevant annual performance determination period. The Performance Multiplier ranges from 0% to 300%.
Certain RSUs granted in 2026 were granted to participants who also hold unvested 2025 PSUs. For these participants, the Year 1 and Year 2 tranches are subject to deferral until May 1, 2029 if the first stock price hurdle under the 2025 PSU Program ($19.75) is achieved and certified by the Compensation Committee on or before the otherwise applicable vesting date. Any such deferral does not affect the number of RSUs granted, the applicable Performance Multiplier, or the terms of the participant's 2025 PSUs. In July 2026, the first stock price hurdle of $19.75 under the 2025 PSU Program was achieved based on the 90 consecutive calendar day volume-weighted average stock price. As a result, vesting of the Year 1 and Year 2 tranches of these RSUs is deferred to May 1, 2029.

Compensation cost for the RSUs subject to a Performance Multiplier adjustment is accrued based on the estimated YEPR outcome at each period end and adjusted upon annual YEPR certification by the Compensation Committee. As of June 30, 2026, the Company estimated the Performance Multiplier at 100%.
The table below summarizes RSU activity for the six months ended June 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2025	555,564	$17.36
Granted (1)	732,737	16.34
Vested	(267,028)	19.42
Forfeited	(52,862)	14.80
Unvested at June 30, 2026	968,411	$16.16
(1)     The number of RSUs with service and performance vesting conditions included in the granted amount reflects the shares that would be eligible to vest at 100% of the Performance Multiplier.
As of June 30, 2026, $13.7 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.79 years.
Stock Options

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
On March 30, 2023, we issued 3,500,000 units of stock options to our CEO, with a per share value of $0.95, a strike price of $6.00 and vesting over two years. The exercise price of stock options granted was equal to the fair market value of the underlying stock on the date of grant. The contractual term for these stock options expired three years from the grant date, provided that if the expiration date fell during a blackout period, the expiration was extended until 30 calendar days after the end of the blackout period. The fair value of stock options on the grant date was amortized on a straight-line basis over the requisite service period.
The fair value of stock options granted was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Expected volatility was based on Groupon's historical volatility over the estimated expected life of the stock options. The expected term represents the period of time the stock options were expected to be outstanding. The risk-free interest rate was based on yields on U.S. Treasury STRIPS with maturity similar to the estimated expected life of the stock options. The weighted-average assumptions for stock options granted are outlined in the following table:

Dividend yield	0.0%
Risk-free interest rate	4.1%
Expected term (in years)	2.00
Expected volatility	78.2%
During the second quarter of 2023, the CEO exercised 437,500 vested options, leaving 3,062,500 options outstanding as of June 30, 2023.
On November 5, 2025, the Company amended the terms of the outstanding stock option award held by the CEO to permit net-share settlement.

On June 11, 2026, the CEO exercised the remaining 3,062,500 vested options on a net-share-settled basis. Of the shares issuable upon exercise, 1,110,943 shares were withheld to satisfy the $18.4 million aggregate exercise price and 236,242 shares were withheld to satisfy $3.9 million of mandatory statutory tax withholding for the CEO's portion of taxes that are required to be remitted to the tax authorities on his behalf, resulting in a net issuance of 1,715,315 shares of Common Stock. This tax withholding did not result in any cash inflows or outflows during the three and six months ended June 30, 2026 and is therefore classified as a non-cash financing activity. The Company received no cash exercise proceeds.

In connection with the exercise, the Company recognized $1.3 million of employer-paid payroll tax expense associated with the taxable compensation, recorded within Selling, general and administrative expense during the three and six months ended June 30, 2026. The total taxes payable of $5.2 million related to this exercise is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheet as of June 30, 2026.

The table below summarizes stock option activity for the six months ended June 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,062,500	$6.00	0.25	$35,556
Exercised	(3,062,500)	6.00	—	32,616
Outstanding at June 30, 2026	—	—	—	—
Exercisable at June 30, 2026	—	$—	—	$—
As of June 30, 2026, all compensation costs related to stock options granted under the 2011 Plan were recognized.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Performance Share Units
We grant PSU awards to our executive and upper management teams under our 2024 Executive PSU, 2025 PSU, and 2026 PSU programs.

2024 Executive PSUs and 2025 PSUs

The 2024 Executive PSU and 2025 PSU programs require certain stock price hurdles, based on a 90 consecutive calendar day volume-weighted average stock price, and certain service conditions to be satisfied before the shares will vest. The following table summarizes the outstanding PSU award stock price hurdles and service conditions of the 2024 Executive PSU and 2025 PSU programs:

	2024 Executive PSUs	2025 PSUs
Stock price hurdles	$14.86; $20.14; $31.01; $68.82	$19.75; $26.76; $31.01; $68.82
Service conditions	Incremental 33% of award met after May 1, 2025, May 1, 2026, and May 1, 2027	Incremental 33% of award met after May 1, 2026, May 1, 2027, and May 1, 2028

In 2025, the first, second, and third stock price hurdles under the 2024 Executive PSU Program were achieved based on the respective 90 consecutive calendar day volume-weighted average stock price. In July 2026, the first stock price hurdle of $19.75 under the 2025 PSU Program was achieved based on the 90 consecutive calendar day volume-weighted average stock price. Accordingly, 165,032 2025 PSUs vested following certification of the Compensation Committee's determinations as to the satisfaction of the other requirements for such PSUs.

2026 PSUs

We granted 2026 PSUs in May 2026. The 2026 PSUs vest based on Groupon's relative Total Shareholder Return ("rTSR") percentile ranking versus the Russell 2000 Index over a three-year performance period (the "Performance Period"). 2026 PSUs vest on a single cliff basis at the end of the Performance Period, subject to continued service through the Performance Period end date and Compensation Committee certification of the rTSR achievement.

rTSR is measured using 90-day volume-weighted average prices ("VWAP") as of the grant date and the end of the Performance Period, with dividends treated as reinvested. Certain 2026 PSUs include an adjustment mechanism designed to insulate the rTSR outcome from the effects of any SumUp liquidity or revaluation event. The number of 2026 PSUs eligible to vest ranges from 0% to 300% of target based on Groupon's rTSR percentile rank.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the outstanding PSU award activity for the six months ended June 30, 2026:

	2024 Executive PSUs		2025 PSUs (1)		2026 PSUs (2)
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2025	2,590,355	14.00	1,730,068	24.14	—	—
Granted	—	—	457,354	9.91	318,567	37.43
Vested	(837,643)	13.89	(23,721)	30.75	—	—
Forfeited	—	—	(50,897)	22.77	—	—
Unvested at June 30, 2026	1,752,712	14.05	2,112,804	21.02	318,567	37.43

(1)     Relates to vesting upon certification by the Compensation Committee that certain service and performance conditions were satisfied during the six months ended June 30, 2026 under specified terms provided for under the grant agreements for our CEO, Dusan Senkypl, and former COO, Jiri Ponrt.
(2)     2026 PSU presented at target (100% payout). Actual shares earned will range from 0% to 300% of target based on Groupon's rTSR percentile vs. the Russell 2000 Index at the end of the Performance Period (May 1, 2029), subject to the Negative TSR Cap, which is capped at 100% if Groupon absolute TSR is negative.

Because these awards were determined to be subject to market conditions, we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for the awards exceeds the derived service period and therefore we recognize the expense over the explicit service period.

The key inputs used in the Monte Carlo simulation and requisite service period for the 2024 Executive PSUs, 2025 PSUs, and 2026 PSUs are as follows:

	2024 Executive PSUs		2025 PSUs		2026 PSUs
Grant Date	June 12, 2024	October 14, 2024	May 20, 2025 (1)	January 29, 2026	May 1, 2026 (2)

Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%	3.91%	3.52%	3.87%
Expected volatility	95.73%	98.70%	98.88%	85.81%	92.81%
Requisite service period (in years)	2.88	2.54	2.95	2.25	3.00
(1)     Only one award of 2025 PSUs was granted in June 2025, three awards of 2025 PSUs were granted in July 2025, and four awards of 2025 PSUs were granted in October 2025. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2025
(2)    Only one award of 2026 PSUs was granted in June 2026. Key inputs used in the Monte Carlo simulation and requisite service period are materially the same as the awards granted in May 2026.

As of June 30, 2026, we had unrecognized compensation costs related to unvested 2026 PSUs, 2025 PSUs, and 2024 Executive PSUs of $11.9 million, $15.4 million and $4.2 million, respectively. The cost is expected to be recognized over a remaining weighted-average period of 2.84 years, 1.43 years and 0.84 years related to 2026 PSUs, 2025 PSUs and 2024 Executive PSUs, respectively.
Major Rocket Incentive Shares
On March 11, 2025, the Company entered into a marketing agreement with Major Rocket with a three-year contractual term beginning January 1, 2025. Under the Major Rocket Agreement, Major Rocket is eligible to receive incentive compensation if the merchant offerings it is responsible for sourcing achieve certain financial

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
benchmarks ranging in amount from $10.0 million to $25.0 million. The incentives payable to Major Rocket upon satisfaction of these benchmarks may be satisfied through the Company’s issuance of up to 954,000 shares of Common Stock or, at the Company’s election, the payment of cash in an amount equal to the then current value of such shares. The Company's intent is to settle the awards in shares of Common Stock.
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
As of June 30, 2026, the achievement of these benchmarks remained improbable based on forecasts through the end of 2027. Therefore, no stock-based compensation expense was recognized through June 30, 2026.

NOTE 9. REVENUE RECOGNITION
Refer to Note 14, Segment Information, for revenue summarized by reportable segment and category for the three and six months ended June 30, 2026 and 2025.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the six months ended June 30, 2026 (in thousands):

Customer Credits
Balance as of December 31, 2025	$25,942
Credits issued	64,257
Credits redeemed (1)	(53,869)
Breakage revenue recognized	(2,892)
Foreign currency translation	(93)
Balance as of June 30, 2026	$33,345
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, deferred contract acquisition costs were $4.6 million and $5.4 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.9 million and $1.6 million of deferred contract acquisition costs for the three months ended June 30, 2026 and 2025 and $3.8 million and $3.1 million of deferred contract acquisition costs for the six months ended June 30, 2026 and 2025.
Allowance for Expected Credit Losses on Accounts Receivable
Accounts receivable primarily represents the net cash due from credit card and other payment processors

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the six months ended June 30, 2026 (in thousands):

Allowance for Expected Credit Losses
Balance at December 31, 2025	$2,647
Change in provision	(274)
Write-offs	(38)
Foreign currency translation	(15)
Balance as of June 30, 2026	$2,320
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $5.0 million and $3.9 million for the three months ended June 30, 2026 and 2025 and $7.4 million and $4.5 million for the six months ended June 30, 2026 and 2025. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 10. RESTRUCTURING AND RELATED CHARGES (CREDITS)
In May 2026, the Board approved a restructuring plan ("2026 Restructuring Plan") relating to the Company's previously announced strategy to rebuild the Company as an AI-native company and better deliver on our mission, serving both customers and merchants. These restructuring actions are expected to include an overall reduction of up to 400 positions globally, including employees and contractors, with a majority of these reductions expected to occur by the end of the third quarter of 2026. In certain jurisdictions, workforce reductions remain subject to mandatory consultation processes, which may extend completion of those actions beyond the end of the third quarter of 2026. Costs incurred related to the 2026 Restructuring Plan are classified as Restructuring and related charges (credits) in the Condensed Consolidated Statement of Operations.
The Company estimates it will incur pre-tax charges of $7.0 to $13.0 million in connection with its restructuring actions. The majority of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize costs incurred by segment related to the 2026 Restructuring Plan for the three and six months ended June 30, 2026 (in thousands):

	Three and Six Months Ended June 30, 2026
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Total Restructuring Charges
North America	1,489	8	1,497
International	1,652	12	1,664
Consolidated	$3,141	$20	$3,161
(1)The employee severance and benefits costs for the three and six months ended June 30, 2026 are related to the termination of 194 employees, of which 117 were still completing their notice period. All respective legally-required severance and benefits related to these employees have been recognized as of June 30, 2026.

The following table summarizes restructuring liability activity for each period (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2025	—	—	$—
Charges payable in cash	3,141	20	3,161
Cash payments	(1,313)	—	(1,313)
Foreign currency translation	(9)	—	(9)
Balance as of June 30, 2026	$1,819	$20	$1,839
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
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provision (benefit) for income taxes	$(2,536)	$10,927	$2,363	$12,355
Income (loss) from continuing operations before provision (benefit) for income taxes	$(3,992)	$31,520	$(11,682)	$40,975
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and six months ended June 30, 2026 and 2025 were pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and benefits due to return-to-provision adjustments. The effective tax rate for the three and six months ended June 30, 2026 was further impacted by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the quarter ended March 31, 2026 and an increase in the Company's liability related to unremitted foreign earnings, partially offset by benefits due to tax refunds received. For the three and six months ended June 30, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets.
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
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities recognized as of June 30, 2026 and December 31, 2025 are immaterial, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
We are currently under audit by several jurisdictions. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2026 and 2025.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three and six months ended June 30, 2026 and 2025.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables, and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of June 30, 2026 and December 31, 2025 due to their short-term nature.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Our Notes are presented at their respective carrying values in our Condensed Consolidated Balance Sheets, as we have not elected the fair value option under ASC Subtopic 825-10 for any of our convertible notes. See Note 6, Financing Arrangements, for additional information.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and six months ended June 30, 2026 and 2025 (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:

Numerator
Income (loss) - continuing operations	$(1,456)	$20,593	$(14,045)	$28,620
Less: Net income (loss) attributable to noncontrolling interests	291	256	531	637
Net income (loss) attributable to common stockholders - continuing operations	(1,747)	20,337	(14,576)	27,983
Net income (loss) attributable to common stockholders - discontinued operations	(16)	—	(46)	(471)
Basic net income (loss) attributable to common stockholders	$(1,763)	$20,337	$(14,622)	$27,512

Diluted net income (loss) attributable to common stockholders - continuing operations	$(1,747)	$20,337	$(14,576)	$27,983
Plus: Interest expense from assumed conversion of convertible senior notes	—	2,779	—	367
Net income (loss) attributable to common stockholders plus assumed conversions - continuing operations	$(1,747)	$23,116	$(14,576)	$28,350

Denominator
Shares used in computation of basic net income (loss) per share	38,961,948	40,034,041	39,742,972	39,922,318
Weighted-average effect of diluted securities:
Stock options	—	2,094,112	—	1,844,547
RSUs	—	417,920	—	366,045
PSUs	—	863,728	—	431,864
ESPP Shares	—	6,353	—	3,752
Convertible senior notes due 2026	—	788,903	—	788,903
Convertible senior notes due 2027	—	6,575,268	—	—
Shares used in computation of diluted net income (loss) per share	38,961,948	50,780,325	39,742,972	43,357,429

Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.51	$(0.37)	$0.70
Discontinued operations	—	—	—	(0.01)
Basic net income (loss) per share	$(0.04)	$0.51	$(0.37)	$0.69

Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.46	$(0.37)	$0.65
Discontinued operations	—	—	—	(0.01)
Diluted net income (loss) per share	$(0.04)	$0.46	$(0.37)	$0.64

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capped call transactions (1)	—	788,903	203,625	788,903
Convertible Senior notes due 2026 (2)	—	—	203,625	—
Convertible Senior notes due 2027 (2)	1,575,318	—	1,575,318	6,575,268
Convertible Senior notes due 2030 (2)	4,516,070	—	4,516,070	—
Stock options	2,423,077	—	2,742,788	—
RSUs	890,174	5,072	728,872	6,908
PSUs	1,148,392	—	1,424,538	—
ESPP	6,265	—	9,211	—
Total	10,559,296	793,975	11,404,047	7,371,079
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
As of June 30, 2026, there were up to 3,956,475 shares of Common Stock issuable upon vesting of outstanding PSUs and Major Rocket incentive shares that were excluded from the table above based on our evaluation of the applicable market and performance conditions as of the end of the period. Refer to Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for more information.

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
The following table summarizes revenue by reportable segment and category for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America
Local	$92,888	$94,486	$178,425	$180,428
Goods	863	1,168	1,757	2,680
Travel	4,463	4,342	7,945	8,001
Total North America revenue	$98,214	$99,996	$188,127	$191,109

International
Local	$23,980	$22,195	$48,577	$44,614
Goods	1,437	2,262	3,021	4,525
Travel	1,044	1,249	2,150	2,641
Total International revenue	$26,461	$25,706	$53,748	$51,780
Total revenue	$124,675	$125,702	$241,875	$242,889

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America
Revenue	$98,214	$99,996	$188,127	$191,109
Cost of revenue
Payment processor fees	7,234	6,903	13,628	13,258
Other segment items (cost of revenue) (1)	2,213	1,661	3,809	3,547
Total cost of revenue	9,447	8,564	17,437	16,805
Marketing
Online marketing	31,516	31,933	56,898	57,860
Other segment items (marketing) (2)	2,312	1,227	3,851	1,775
Total marketing	33,828	33,160	60,749	59,635
Segment contribution profit	$54,939	$58,272	$109,941	$114,669

International
Revenue	$26,461	$25,706	$53,748	$51,780
Cost of revenue
Payment processor fees	1,417	1,408	2,864	2,814
Other segment items (cost of revenue) (1)	419	1,304	2,133	2,546
Total cost of revenue	1,836	2,712	4,997	5,360
Marketing
Online marketing	8,492	7,434	16,336	14,535
Other segment items (marketing) (2)	945	805	2,513	1,666
Total marketing	9,437	8,239	18,849	16,201
Segment contribution profit	$15,188	$14,755	$29,902	$30,219

Total
Total contribution profit for the reportable segments	$70,127	$73,027	$139,843	$144,888
Selling, general and administrative	67,683	70,669	140,711	140,509
Restructuring and related charges (credits)	3,161	(46)	3,168	91
(Gain) on sale of business	—	(10,650)	—	(10,650)
Income (loss) from operations	(717)	13,054	(4,036)	14,938
Other income (expense), net	(3,275)	18,466	(7,646)	26,037
Income (loss) from continuing operations before provision (benefit) for income taxes	$(3,992)	$31,520	$(11,682)	$40,975
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
Our mission is to get people offline through quality local experiences at great value. We believe the best things in life happen offline, and as the world becomes increasingly digitized, we expect demand to grow for in-person experiences and for the digital pathways consumers use to discover and book them. Groupon sits at the intersection of consumer intent and local supply, which we believe positions us to serve as a bridge between the emerging AI economy and millions of local merchants. Our strategy is to be the trusted local experience marketplace where customers go to buy quality local services and experiences at unbeatable value. We plan to grow our revenue by building long-term relationships with local merchants to strengthen our online selection and by enhancing the customer reach through experience curation and improved convenience in order to drive customer demand and purchase frequency.
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
In the first quarter of 2026, we launched Project Foundry, a company-wide initiative to transform our operating model by embedding AI agents into the core of every function. The goal of Foundry is not the launch of a single feature or capability, but to re-architect how work is performed internally so the Company operates with the speed required to succeed in an AI-native world. The financial impact of this initiative is not yet determinable, and we expect Foundry to influence how we operate over the remainder of 2026 and in future periods.
As part of Project Foundry and the Company’s strategy to become an AI-native company, management is evaluating a range of operational initiatives to better align the Company’s cost structure with this AI-native operating model, improve its operational efficiency and become more nimble, and position the Company for growth. These initiatives, including significant restructuring actions, were approved by the Board of Directors in the second quarter of 2026. As the Company implements Project Foundry, management expects to continue to evaluate additional material cost-reduction and automation actions. The Company expects any such actions to be completed by the end of 2027.
2026 Restructuring Plan
In May 2026, the Board approved a restructuring plan ("2026 Restructuring Plan") relating to the Company's previously announced strategy to rebuild the Company as an AI-native company and better deliver on our mission, serving both customers and merchants. These restructuring actions include an overall reduction of up to 400 positions globally, including employees and contractors, with a majority of these reductions expected to occur by the end of the third quarter of 2026. In connection with these actions, we expect to record total pre-tax charges of $7.0 million to $13.0 million. Substantially all of the pre-tax charges are expected to be paid in cash and relate to employee severance and compensation benefits, with an immaterial amount of charges related to other exit costs.
The payroll actions are estimated to result in $20.0 million to $25.0 million in annualized cost savings. The Company expects to realize $10.0 million to $12.0 million of gross savings in 2026 and intends to reinvest up to 50% of these savings in 2026 in marketing, AI infrastructure, and talent density. Accordingly, the Company expects the restructuring plan will generate approximately $5.0 million in net savings in fiscal year 2026. See Note 10, Restructuring and Related Charges (Credits), for more information.

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
Our gross billings and units for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross billings	$413,749	$416,697	$796,295	$803,173
Units	8,508	9,117	16,656	17,655

Our active customers for the trailing twelve months ended June 30, 2026 and 2025 were as follows (in thousands):

	TTM Ended June 30,
	2026	2025
TTM active customers	16,103	15,829

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
•Adjusted EBITDA is a non-GAAP financial measure that we define as Income (loss) from continuing operations excluding income taxes, interest and other non-operating items, depreciation and amortization, stock-based compensation, and other special charges and credits, including items that are unusual in nature or infrequently occurring. For further information and a reconciliation to Income (loss) from continuing operations, refer to our discussion under the Non-GAAP Financial Measures section.
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
The following table presents the above financial metrics for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$124,675	$125,702	$241,875	$242,889
Gross profit	113,392	114,426	219,441	220,724
Contribution profit	70,127	73,027	139,843	144,888
Adjusted EBITDA	14,834	15,563	27,624	30,889
Free cash flow	15,022	25,189	1,505	21,430
Operating Expenses
•Marketing expense consists primarily of online marketing costs, such as search engine marketing, advertising on social networking sites and affiliate programs, and offline marketing costs, such as television. Additionally, compensation expense for marketing employees is classified within Marketing expense. We record these costs within Marketing in the Condensed Consolidated Statements of Operations when incurred. From time to time, we have offerings from well-known national merchants for customer acquisition and activation purposes, for which the amount we owe the merchant for each voucher sold exceeds the transaction price paid by the customer. Our gross billings from those transactions generate no revenue and our net cost (i.e., the excess of the amount owed to the merchant over the amount paid by the customer) is classified as marketing expense. We evaluate marketing expense as a percentage of revenue because it gives us an indication of how well our marketing spend is driving revenue performance.
•SG&A expenses include selling expenses such as sales commissions and other compensation expenses for sales representatives, as well as costs associated with supporting the sales function such as technology, telecommunications and travel. General and administrative expenses include compensation expense for employees involved in customer service, operations, technology and product development, as well as general corporate functions, such as finance, legal and human resources. Additional costs in general and administrative include depreciation and amortization, rent, professional fees, litigation costs, travel and entertainment, recruiting, maintenance, certain technology costs and other general corporate costs. We evaluate SG&A expense as a percentage of revenue because it gives us an indication of our operating efficiency.
•Restructuring and related charges represent severance and benefit costs for workforce reductions, facilities-related costs and professional advisory fees. See Item 1, Note 10, Restructuring and Related Charges (Credits), for additional information about our restructuring plans.

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
Impact of macroeconomic conditions. We have been, and may continue to be, impacted by adverse consequences of the macroeconomic environment, including but not limited to, inflationary pressures, higher labor costs, tariff and other trade policies, labor shortages, supply chain challenges and changes in consumer and merchant behavior. Judicial and executive developments relating to U.S. tariff and trade policies may further increase uncertainty regarding the scope, implementation and potential future direction of such measures, and further changes could occur. In addition, recent and potential future changes to trade and tariff policies may introduce increased pricing volatility and overall uncertainty into our operations. To minimize the impact of macroeconomic conditions on our business, and to create value for our merchants and customers, we are focusing on building long-term relationships with local merchants to enhance our inventory selection, improving the customer experience through inventory curation and expanding convenience in order to drive customer demand and purchase frequency.

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Gross billings
Local	$290,649	$292,381	(0.6)%	$551,292	$548,037	0.6%
Goods	5,147	8,380	(38.6)	10,138	17,001	(40.4)
Travel	27,738	23,997	15.6	48,132	46,239	4.1
Total gross billings	$323,534	$324,758	(0.4)	$609,562	$611,277	(0.3)

Units
Local	5,656	6,018	(6.0)%	10,788	11,385	(5.2)%
Goods	128	238	(46.2)	265	497	(46.7)
Travel	105	89	18.0	181	178	1.7
Total units	5,889	6,345	(7.2)	11,234	12,060	(6.8)
North America TTM active customers for the trailing twelve months ended June 30, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2026	2025	% Change
TTM active customers	10,864	10,782	0.8%
Comparison of the Three Months Ended June 30, 2026 and 2025:
North America gross billings and units decreased by $1.2 million and 0.5 million, while TTM active customers increased by 0.1 million for the three months ended June 30, 2026 compared with the prior year period. Within our Local category, gross billings decreased 0.6% year-over-year and unit volume declined, reflecting a decline in transaction volume that exceeded the effects of the growth in transaction value. From a supply perspective, softness in Health, Beauty & Wellness was partially offset by continued strength in our Things to Do offerings. Our Enterprise channel declined modestly year-over-year, with the pace of decline improving from the first quarter, while our Small Business merchant base was also slightly lower. From a demand perspective, managed channels declined, but improved following the transition to our new customer data platform, with the decline moderating from the first quarter and a return to growth in June. The decline was partially offset by growth in our organic and direct channels, while paid channels grew modestly. Gross billings in our Goods category declined, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, growth in our Travel category was driven by our Tours offerings.
Comparison of the Six Months Ended June 30, 2026 and 2025:
North America gross billings and units decreased by $1.7 million and 0.8 million for the six months ended June 30, 2026 compared with the prior year period. Within our Local category, gross billings increased 0.6% year-over-year and unit volume declined, reflecting growth in transaction value that exceeded the effects of the decline in transaction volume. From a supply perspective, continued strength in our Things to Do offerings was partially offset by softness in Health, Beauty & Wellness and pressure from our Enterprise channel. From a demand perspective, growth in our paid and direct channels was partially offset by a decline in our managed channels, although the decline moderated in the second quarter. Organic was relatively flat, as declines in the first quarter were offset by a return to growth in the second quarter. Gross billings in our Goods category declined, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, growth in our Travel category was driven by our Tours offerings.
Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Local	$92,888	$94,486	(1.7)%	$178,425	$180,428	(1.1)%
Goods	863	1,168	(26.1)	1,757	2,680	(34.4)
Travel	4,463	4,342	2.8	7,945	8,001	(0.7)
Total revenue	$98,214	$99,996	(1.8)	$188,127	$191,109	(1.6)

Cost of revenue
Local	$8,717	$7,919	10.1%	$16,164	$15,397	5.0%
Goods	107	159	(32.7)	205	357	(42.6)
Travel	623	486	28.2	1,068	1,051	1.6
Total cost of revenue	$9,447	$8,564	10.3	$17,437	$16,805	3.8

Gross profit
Local	$84,171	$86,567	(2.8)%	$162,261	$165,031	(1.7)%
Goods	756	1,009	(25.1)	1,552	2,323	(33.2)
Travel	3,840	3,856	(0.4)	6,877	6,950	(1.1)
Total gross profit	$88,767	$91,432	(2.9)	$170,690	$174,304	(2.1)

% of Consolidated revenue	78.8%	79.6%		77.8%	78.7%
% of Consolidated cost of revenue	83.7	75.9		77.7	75.8
% of Consolidated gross profit	78.3	79.9		77.8	79.0

Comparison of the Three Months Ended June 30, 2026 and 2025:
North America revenue and gross profit decreased by $1.8 million and $2.7 million while cost of revenue increased by $0.9 million for the three months ended June 30, 2026 compared with the prior year period. Our Local revenue decreased 1.7%, consistent with the drivers of gross billings discussed above. The increase in cost of revenue is primarily due to higher credit card processing fees and an increase in amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Gross profit decreased due to the decrease in revenue and increase in cost of revenue.
Comparison of the Six Months Ended June 30, 2026 and 2025:
North America revenue and gross profit decreased by $3.0 million and $3.6 million, while cost of revenue increased by $0.6 million for the six months ended June 30, 2026 compared with the prior year period. Our Local revenue decreased by 1.1%, consistent with the drivers of gross billings discussed above. The increase in cost of revenue is primarily due to higher credit card processing fees, as well as increased connectivity partner fees. Gross profit decreased due to the decrease in revenue and increase in cost of revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$33,828	$33,160	2.0%	$60,749	$59,635	1.9%
% of Revenue	34.4%	33.2%		32.3%	31.2%

Contribution profit	$54,939	$58,272	(5.7)%	$109,941	$114,669	(4.1)%
Comparison of the Three Months Ended June 30, 2026 and 2025:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended June 30, 2026 compared with the prior year period, primarily driven by higher brand marketing spend and marketing technology costs, partially offset by a decline in paid marketing spend. Marketing expense as a percentage of revenue increased as marketing investment increased while revenue declined.
North America contribution profit decreased for the three months ended June 30, 2026 compared with the prior year period, primarily due to lower gross profit and higher marketing investment.
Comparison of the Six Months Ended June 30, 2026 and 2025:
North America marketing expense and marketing expense as a percentage of revenue increased for the six months ended June 30, 2026 compared with the prior year period, primarily driven by higher brand marketing spend and marketing technology costs, partially offset by a decline in paid marketing spend. Marketing expense as a percentage of revenue increased as marketing investment increased while revenue declined.
North America contribution profit decreased for the six months ended June 30, 2026 compared with the prior year period, primarily due to lower gross profit and higher marketing investment.
International
Operating Metrics
International segment gross billings and units for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Gross billings
Local	$74,398	$72,997	1.9%	$152,526	$153,475	(0.6)%
Goods	10,156	12,717	(20.1)	21,458	25,116	(14.6)
Travel	5,661	6,225	(9.1)	12,749	13,305	(4.2)
Total gross billings	$90,215	$91,939	(1.9)	$186,733	$191,896	(2.7)

Units
Local	2,380	2,450	(2.9)%	4,919	4,896	0.5%
Goods	210	287	(26.8)	437	623	(29.9)
Travel	29	33	(12.1)	66	76	(13.2)
Total units	2,619	2,770	(5.5)	5,422	5,595	(3.1)

International TTM active customers for the trailing twelve months ended June 30, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended June 30,
	2026	2025	% Change
TTM active customers	5,239	5,047	3.8%
Comparison of the Three Months Ended June 30, 2026 and 2025:
International gross billings and units decreased by $1.7 million and 0.2 million, while TTM active customers increased by 0.2 million for the three months ended June 30, 2026 compared with the prior year period. Excluding Giftcloud, International Local gross billings grew 4.7% year-over-year, reflecting growth in transaction value partially offset by a decline in transaction volume. From a supply perspective, growth within International Local, excluding Giftcloud, was driven by an expansion of seasonally relevant supply concentrated in major international cities, led by our Health, Beauty & Wellness and Things to Do offerings. From a demand perspective, the continued deployment of our new consumer platform across International markets contributed to improved organic performance during the quarter. Gross billings in our Goods category declined, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, there was a $2.3 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2026 and 2025:
International gross billings decreased by $5.2 million while units decreased by 0.2 million for the six months ended June 30, 2026 compared with the prior year period. The decline in reported gross billings was primarily due to the divestiture of Giftcloud. Excluding Giftcloud, International Local gross billings increased 9.4% year-over-year, reflecting growth in both transaction volume and transaction value. From a supply perspective, growth within International Local, excluding Giftcloud, was driven by an expansion of seasonally relevant supply concentrated in major International cities, led by our Health, Beauty & Wellness and Things to Do offerings. From a demand perspective, the continued deployment of our new consumer platform across International markets contributed to improved organic performance during the quarter. Gross billings in our Goods category declined, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, there was an $11.1 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Local	$23,980	$22,195	8.0%	$48,577	$44,614	8.9%
Goods	1,437	2,262	(36.5)	3,021	4,525	(33.2)
Travel	1,044	1,249	(16.4)	2,150	2,641	(18.6)
Total revenue	$26,461	$25,706	2.9	$53,748	$51,780	3.8

Cost of revenue
Local	$1,450	$2,149	(32.5)%	$4,084	$4,243	(3.7)%
Goods	256	400	(36.0)	560	764	(26.7)
Travel	130	163	(20.2)	353	353	—
Total cost of revenue	$1,836	$2,712	(32.3)	$4,997	$5,360	(6.8)

Gross profit
Local	$22,530	$20,046	12.4%	$44,493	$40,371	10.2%
Goods	1,181	1,862	(36.6)	2,461	3,761	(34.6)
Travel	914	1,086	(15.8)	1,797	2,288	(21.5)
Total gross profit	$24,625	$22,994	7.1	$48,751	$46,420	5.0

% of Consolidated revenue	21.2%	20.4%		22.2%	21.3%
% of Consolidated cost of revenue	16.3	24.1		22.3	24.2
% of Consolidated gross profit	21.7	20.1		22.2	21.0

Comparison of the Three Months Ended June 30, 2026 and 2025
International revenue and gross profit increased by $0.8 million and $1.6 million while cost of revenue decreased by $0.9 million for the three months ended June 30, 2026 compared with the prior year period. Excluding Giftcloud, International Local revenue increased 8.5%, consistent with the drivers of gross billings discussed above. The decrease in cost of revenue was primarily due to lower amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Revenue and gross profit also had favorable impacts of $0.6 million and $0.5 million from year-over-year changes in foreign currency exchange rates.
Comparison of the Six Months Ended June 30, 2026 and 2025:
International revenue and gross profit increased by $2.0 million and $2.3 million, while cost of revenue decreased by $0.4 million compared with the prior year period. Excluding Giftcloud, International Local revenue increased 13.6%, consistent with the drivers of gross billings discussed above. The decrease in cost of revenue was primarily due to lower amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments, partially offset by Giftcloud charges in the current year that were intercompany transactions pre-divestiture in the prior year. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Revenue and gross profit also had favorable impacts of $3.1 million and $2.7 million from year-over-year changes in foreign currency exchange rates.

Marketing and Contribution Profit
International marketing and contribution profit for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$9,437	$8,239	14.5%	$18,849	$16,201	16.3%
% of Revenue	35.7%	32.1%		35.1%	31.3%

Contribution profit	$15,188	$14,755	2.9%	$29,902	$30,219	(1.0)%
Comparison of the Three Months Ended June 30, 2026 and 2025:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended June 30, 2026 compared with the prior year period, primarily due to a higher investment in paid channels to capitalize on expanded supply and demand opportunities.
International contribution profit increased for the three months ended June 30, 2026 compared with the prior year period, primarily due to an increase in gross profit, partially offset by higher marketing investment.
Comparison of the Six Months Ended June 30, 2026 and 2025:
International marketing expense and marketing expense as a percentage of revenue increased for the six months ended June 30, 2026 compared with the prior year period, primarily due to a higher investment in paid channels to capitalize on expanded supply and demand opportunities.

International contribution profit decreased for the six months ended June 30, 2026 compared with the prior year period, primarily due to higher marketing investment, partially offset by an increase in gross profit.
Consolidated Operating Expenses
Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$43,265	$41,399	4.5%	$79,598	$75,836	5.0%
Selling, general and administrative (1)	67,683	70,669	(4.2)	140,711	140,509	0.1
(Gain) on sale of business	—	(10,650)	100.0	—	(10,650)	100.0
Restructuring and related charges (credits)	3,161	(46)	NM	3,168	91	NM
Total operating expenses	$114,109	$101,372	12.6	$223,477	$205,786	8.6

% of Revenue:
Marketing	34.7%	32.9%		32.9%	31.2%
Selling, general and administrative	54.3%	56.2%		58.2%	57.8%
(1)The three and six months ended June 30, 2026 includes $8.2 million and $19.9 million of stock-based compensation expense and $2.3 million and $4.6 million of depreciation and amortization expense. The three and six months ended June 30, 2025 includes $8.7 million and $16.4 million of stock-based compensation expense and $2.4 million and $5.8 million of depreciation and amortization expense.
Comparison of the Three Months Ended June 30, 2026 and 2025:
SG&A and SG&A as a percentage of revenue decreased for the three months ended June 30, 2026 compared with the prior year period, due to lower payroll related costs resulting from reduced headcount, including reductions from our 2026 Restructuring Plan, partially offset by employer paid payroll tax expense from the exercising of vested options.

Comparison of the Six Months Ended June 30, 2026 and 2025:
SG&A and SG&A as a percentage of revenue remained relatively flat for the six months ended June 30, 2026 compared with the prior year period, due to higher stock-based compensation expense for new awards and employer paid payroll tax expense from the exercising of vested options, offset by lower payroll related costs resulting from reduced headcount, including from our 2026 Restructuring Plan.

See Item 1, Note 10, Restructuring and Related Charges (Credits), for additional information regarding the 2026 Restructuring Plan and Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information relating to the exercised vested options.
Consolidated Other Income (Expense), Net
Other income (expense), net includes interest expense, interest income, and foreign currency gains and losses, primarily resulting from intercompany balances with our subsidiaries that are denominated in foreign currencies.
Other income (expense), net for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other income (expense), net	$(3,275)	$18,466	$(7,646)	$26,037
Comparison of the Three Months Ended June 30, 2026 and 2025:
The change in Other income (expense), net for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily related to a $22.5 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The loss during the three months ended June 30, 2026 was primarily driven by the depreciation of the Euro against the U.S. dollar, as compared to the gain in the prior year period driven by the Euro appreciation against the U.S. dollar. In each of these periods, these intercompany balances represented U.S. dollar-denominated payables owed by our foreign subsidiaries, whose functional currency is not the U.S. dollar, to Groupon, Inc.
Comparison of the Six Months Ended June 30, 2026 and 2025:
The change in Other income (expense), net for the six months ended June 30, 2026 as compared with the prior year period is primarily related to a $35.5 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The loss during the six months ended June 30, 2026 was primarily driven by the depreciation of the Euro against the U.S. dollar, as compared to the gain in the prior year period driven by the Euro appreciation against the U.S. dollar. In each of these periods, these intercompany balances represented U.S. dollar-denominated payables owed by our foreign subsidiaries, whose functional currency is not the U.S. dollar, to Groupon, Inc.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Provision (benefit) for income taxes	$(2,536)	$10,927	(123.2)%	$2,363	$12,355	(80.9)%
Effective tax rate	63.5%	34.7%		(20.2)%	30.2%
Comparison of the Three and Six Months Ended June 30, 2026 and 2025:
The effective tax rates for the three and six months ended June 30, 2026 and 2025 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets and by benefits due to return-to-provision adjustments. The effective tax rate for the three and six months ended June 30, 2026 was further impacted by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the first quarter, and an increase in the Company's liability related to unremitted foreign earnings, partially offset by benefits due to tax refunds received. For the three and six months ended June 30, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and six months ended June 30, 2026 and 2025, special charges and credits included charges related to our 2026 Restructuring Plan, Italy Restructuring Plan, 2022 Restructuring Plan, 2020 Restructuring Plan, and the (gain) on sale of business. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Income (loss) from continuing operations, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$(1,456)	$20,593	$(14,045)	$28,620
Adjustments:
Stock-based compensation	8,330	8,782	20,241	16,476
Depreciation and amortization	4,060	4,423	8,251	10,034
Restructuring and related charges (credits)	3,161	(46)	3,168	91
(Gain) on sale of business (1)	—	(10,650)	—	(10,650)
Other (income) expense, net (2)	3,275	(18,466)	7,646	(26,037)
Provision (benefit) for income taxes	(2,536)	10,927	2,363	12,355
Total adjustments	16,290	(5,030)	41,669	2,269
Adjusted EBITDA	$14,834	$15,563	$27,624	$30,889
(1)The three and six months ended June 30, 2025 includes $10.7 million of pre-tax gains related to the sale of Giftcloud, a non-core, UK-based business. See Item 1, Note 2, Business Dispositions, for additional information.
(2)Other (income) expense, net, includes interest income, interest expense, and foreign currency (gains)/losses. See Item 1, Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.

Free cash flow. Free cash flow is a non-GAAP liquidity measure that comprises Net cash provided by (used in) operating activities from continuing operations less purchases of property and equipment and capitalized software. We use free cash flow to conduct and evaluate our business because, although it is similar to Net cash provided by (used in) operating activities from continuing operations, we believe that it typically represents a more useful measure of cash flows because purchases of fixed assets, software developed for internal use and website development costs are necessary components of our ongoing operations. Free cash flow is not intended to represent the total increase or decrease in our cash balance for the applicable period.
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

The following table represents the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended June 30, 2026
	At Avg. Q2 2025 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$411,484	$2,265	$413,749
Revenue	124,057	618	124,675
Cost of revenue	11,208	75	11,283
Gross profit	112,849	543	113,392
Marketing	43,043	222	43,265
Selling, general and administrative	66,790	893	67,683
Restructuring and related charges (credits)	3,189	(28)	3,161
Income (loss) from operations	(173)	(544)	(717)

	Six Months Ended June 30, 2026
	At Avg. Q2 2025 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$785,159	$11,136	$796,295
Revenue	238,802	3,073	241,875
Cost of revenue	22,071	363	22,434
Gross profit	216,731	2,710	219,441
Marketing	78,422	1,176	79,598
Selling, general and administrative	137,332	3,379	140,711
Restructuring and related charges (credits)	3,195	(27)	3,168
Income (loss) from operations	(2,218)	(1,818)	(4,036)
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $226.3 million as of June 30, 2026. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. We believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, including the repayment of the 2027 Notes upon maturity on March 15, 2027.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash provided by (used in):
Operating activities	$18,127	$28,419	$8,169	$28,397
Investing activities	(3,105)	10,761	(6,664)	7,024
Financing activities	(13,827)	(2,684)	(69,496)	(3,138)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by operating activities, less purchases of property and equipment and capitalized software. Our free cash flow for the three and six months ended June 30, 2026 and 2025 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities from continuing operations	$18,127	$28,419	$8,169	$28,397
Purchases of property and equipment and capitalized software from continuing operations	(3,105)	(3,230)	(6,664)	(6,967)
Free cash flow	$15,022	$25,189	$1,505	$21,430
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
Net cash provided by (used in) operating activities
For the six months ended June 30, 2026, our net cash provided by operating activities from continuing operations was $8.2 million as compared with net cash provided by operating activities from continuing operations of $28.4 million in the prior period. The decrease in cash provided by operating activities is primarily attributed to a $33.3 million decrease in accrued merchant and supplier payables during the six months ended June 30, 2026, compared with a $1.1 million increase in the prior year period. The year-over-year change was driven by strategic supplier payments made in late 2024, which resulted in comparatively lower accrued merchant and supplier payable balances entering the first quarter of 2025, as compared with higher accumulated balances entering the current year. The current year decrease reflects the paydown of those higher balances in the ordinary course of regular payment cycles. The decrease in cash provided by operating activities also includes a $3.3 million increase in cash paid for interest on the 2030 Notes during the six months ended June 30, 2026, with no interest payable or due on the 2030 Notes in the prior year period. See Note 6, Financing Arrangements, for more information. This decrease was partially offset by a $6.7 million reduction in cash paid for income taxes, primarily attributable to provisional payments related to the Italy tax matters made during the prior year period, with no such payments made in the current year period.
Net cash provided by (used in) investing activities
For the six months ended June 30, 2026, our net cash used in investing activities from continuing operations was $6.7 million as compared with net cash provided by investing activities from continuing operations of $7.0 million in the prior period. The net cash used in investing activities for the six months ended June 30, 2026 relates to purchases of property and equipment and capitalized software. The net cash provided by investing activities in the prior period primarily relates to the proceeds earned on the sale of Giftcloud, partially offset by purchases of property and equipment and capitalized software.
Net cash provided by (used in) financing activities
For the six months ended June 30, 2026, our net cash used in financing activities from continuing operations was $69.5 million as compared with net cash used in financing activities from continuing operations of $3.1 million in the prior period. The year-over-year change from financing activities is primarily due to a $33.7 million payment to repay the remaining aggregate principal amount of the 2026 Notes upon their scheduled maturity and $31.4 million related to repurchases of Common Stock under our share repurchase program. See Item 1, Note 6, Financing Arrangements, for additional information regarding the payment of our 2026 Notes and Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding our Common Stock repurchases.
Matters related to the Letters of Credit
In February 2024, we prepaid the Payoff Amount to terminate all commitments to extend further credit under the Credit Agreement. The payment of the Payoff Amount terminated our obligations under the Credit Agreement, except for ordinary and customary survival terms. Following the termination, we retained access to letters of credit originally available under the Credit Agreement, pursuant to our Cash Collateral Agreement.
See Item 1, Note 6, Financing Arrangements, for additional information regarding the Cash Collateral Agreement.
Matters related to the Notes
In 2021, we issued the 2026 Notes in the principal amount of $230.0 million. The Company repaid the remaining $33.7 million aggregate principal and all accrued interest on its 2026 Notes upon maturity on March 15, 2026. The 2026 Notes bore interest at a rate of 1.125% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, with an annual effective interest rate of 1.83%.
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
See Item 1, Note 6, Financing Arrangements, for additional information regarding the 2026 Notes, 2027 Notes and 2030 Notes.
Other Liquidity and Capital Resource matters
As of June 30, 2026, we had $81.3 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2026 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed in Item 1, Note 7, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2026.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, and, to a lesser extent, Swiss Franc and Australian dollar, which exposes us to foreign currency risk. As of June 30, 2026, the U.S. dollar index was up 2.9% over December 31, 2025. For the three and six months ended June 30, 2026, we derived approximately 21.2% and 22.2% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, our net working capital deficit (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $6.8 million. The potential increase in this working capital deficit from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $0.7 million. This compares with a $26.5 million working capital deficit subject to foreign currency exposure as of December 31, 2025, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.7 million.
Interest Rate Risk
Our cash balance as of June 30, 2026 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. The 2027 Notes and 2030 Notes have an aggregate principal amount of $47.3 million and $244.1 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2027 Notes and 2030 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 6, Financing Arrangements, for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026.
Based on that evaluation, our management concluded that, as of June 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Management did not identify changes that occurred in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended June 30, 2026, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of June 30, 2026, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2025.
A summary of our Common Stock repurchases during the three months ended June 30, 2026 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2026	859,860	$11.80	859,860	$213,566,989
May 1-31, 2026	—	$—	—	$213,566,989
June 1-30, 2026	—	$—	—	$213,566,989
Total	859,860	$11.80	859,860	$213,566,989

The following table provides information about purchases of shares of our Common Stock during the three months ended June 30, 2026 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
April 1-30, 2026	1,393	$15.04	—	—
May 1-31, 2026	214,961	15.52	—	—
June 1-30, 2026	681	17.92	—	—
Total	217,035	$15.52	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of RSUs and PSUs.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, the following officer adopted a trading arrangement for the sale of our Common Stock:

    Prior to his departure, our former COO, Jiri Ponrt, adopted a trading arrangement on June 12, 2026, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Arrangement”). The trading arrangement provides for the sale of up to 264,216 shares of the Company’s Common Stock, subject to price-based conditions, pursuant to a pre-established schedule. The trading arrangement expires December 31, 2026, or earlier upon the occurrence of certain termination events.
No other officers or directors adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or a "non-Rule 10b5-1 Trading Arrangement" (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Certificate of Amendment to the Restated Certificate of Incorporation of Groupon, Inc., dated June 17, 2026 (incorporated by reference to the Company's Current Report on Form 8-K filed on June 17, 2026).

10.1	Offer Letter, dated May 18, 2026, between Groupon, Inc. and Aditya Rajkumar (incorporated by reference to the Company's Current Report on Form 8-K filed on June 8, 2026).*
10.2	Form of 2026 Notice of Enhanced Restricted Share Unit Award and Enhanced Restricted Share Unit Award Agreement.*
10.3	Form of 2026 Notice of Enhanced Restricted Share Unit Award and Enhanced Restricted Share Unit Award Agreement (for Participants Holding 2025 PSU Awards).*
10.4	Form of 2026 Notice of Performance Share Unit Award and Performance Share Unit Award Agreement.*
10.5	Form of Addendum No. 1 to Notice of Performance Share Unit Award.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract of compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2026.

GROUPON, INC.
By:	/s/ Rana Kashyap
	Name:	Rana Kashyap
	Title:	Chief Financial Officer