Form 10-Q
period 2026-09-30
Groupon, Inc.
filed 2026-11-09
CIK 1490281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Yes ☐        No  ☒
As of November 5, 2026, there were 40,006,208 shares of the registrant's Common Stock outstanding.

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

Abbreviation	Description
2011 Plan	The Company’s 2011 Incentive Stock Plan, as amended
2020 Restructuring Plan	April 2020 Board approved multi-phase restructuring plan
2022 Restructuring Plan	August 2022 Board approved restructuring plan
2024 Executive PSUs	Awards granted for our executive team under the 2024 PSU Program, which are earned based on the performance of our stock price and a service condition
2025 PSUs	Awards granted for our executive and upper management team under the 2025 PSU Program, which are earned based on the performance of our stock price and a service condition
2026 Capped Calls	Privately negotiated capped call options related to the 2026 Notes
2026 Notes	The Company’s 1.125% convertible senior notes due March 2026
2026 PSUs	Awards granted for our executive and upper management team under the 2026 PSU Program, which are earned based on Groupon's relative total shareholder return (rTSR) percentile ranking versus the Russell 2000 Index and a service condition.
2026 Restructuring Plan	May 2026 Board approved restructuring plan
2027 Notes	The Company’s 6.250% convertible senior notes due March 2027
2027 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2027 Notes Exchange Cap
2027 Notes Exchange Cap	The limit on ownership percentage defined in the 2027 Notes Indenture
2027 Notes Indenture	Indenture agreement governing the 2027 Notes
2027 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2027 Notes
2030 Notes	The Company’s 4.875% convertible senior notes due June 2030. Referred to as the "New Notes" in the Company's Current Report on Form 8-K filed on June 18, 2025
2030 Notes Excess Shares	Shares of Common Stock that will result in any holder thereof to exceed the 2030 Notes Exchange Cap
2030 Notes Exchange Cap	The limit on ownership percentage defined in the 2030 Notes Indenture
2030 Notes Indenture	Indenture agreement governing the 2030 Notes
2030 Notes Offering Participants	Institutional “accredited investors” and/or “qualified institutional buyers” involved in the 2030 Notes
AI	Artificial Intelligence
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Attribution Parties	Parties defined in the 2030 Notes Indenture
Bank Secrecy Act	Bank Secrecy Act of 1970
Board	The Company’s Board of Directors
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009
Cash Collateral Agreement	Agreement dated March 2, 2023 with JPMorgan Chase Bank, N.A.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker

COO	Chief Operating Officer
Common Stock	Company common stock, par value $0.0001 per share
Compensation Committee	Compensation Committee of the Board
CPRA	California Privacy Rights Act
Credit Agreement	Second amended and restated credit agreement with JPMorgan Chase Bank, N.A., dated May 14, 2019, as amended from time to time and terminated as of February 12, 2024
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization
ESPP	The Company’s 2012 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
Giftcloud	Giftcloud Ltd.
Italy 2012 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transfer pricing on transactions occurring in 2011
Italy 2017 Assessment	Income tax assessment from the Italian tax authority pertaining to Groupon S.r.l., which primarily relates to transactions occurring in 2017
LLC	The consolidated limited liability company through which deals related to live events were offered.
Major Rocket	Major Rocket LLC
Major Rocket Agreement	Incentive marketing agreement with Major Rocket entered into on March 11, 2025
Notes	2026 Notes, 2027 Notes, and 2030 Notes, collectively
OBBB Act	One Big Beautiful Bill Act
Payoff Amount	Payment of $43.1 million to terminate all commitments to extend further credit under the Credit Agreement
Performance Period	The three-year performance measurement period for the 2026 PSUs, commencing on the grant date and ending May 1, 2029
PSU	Performance Share Units
R&D	Research and development
RSU	Restricted Stock Units
rTSR	relative Total Shareholder Return
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SMS	Short message service
SumUp	SumUp Holdings S.a.r.l, a privately-held mobile payments company
TTM	Trailing twelve months
VAT	Value added tax
VWAP	Volume-weighted average price
YEPR	Year end performance review

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

ITEM 1. FINANCIAL STATEMENTS

GROUPON, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$177,439	$296,080
Accounts receivable, net	21,117	25,792
Prepaid expenses and other current assets	51,041	52,548
Total current assets	249,597	374,420
Property, equipment and software, net	14,172	16,120
Right-of-use assets - operating leases, net	5,130	6,316
Goodwill	178,685	178,685
Intangible assets, net	2,284	3,224
Investments	74,823	74,823
Deferred income taxes	9,041	9,648
Other non-current assets	6,382	7,170
Total assets	$540,114	$670,406
Liabilities and equity (deficit)
Current liabilities:
Current portion of convertible senior notes, net	$46,028	$33,691
Accounts payable	7,416	8,688
Accrued merchant and supplier payables	171,231	235,473
Accrued expenses and other current liabilities	105,769	106,057
Total current liabilities	330,444	383,909
Convertible senior notes, net	260,366	309,155
Operating lease obligations	1,966	3,206
Other non-current liabilities	19,908	16,526
Total liabilities	612,684	712,796
Commitments and contingencies (see Note 7)
Stockholders' equity (deficit)
Common Stock, par value $0.0001 per share, 100,500,000 shares authorized; 53,781,360 shares issued and 40,642,784 shares outstanding at September 30, 2026; 51,026,430 shares issued and 40,732,313 shares outstanding at December 31, 2025	5	5
Additional paid-in capital	2,493,428	2,478,038
Treasury stock, at cost, 13,138,576 shares at September 30, 2026 and 10,294,117 shares at December 31, 2025	(954,891)	(922,666)
Accumulated deficit	(1,608,131)	(1,592,434)
Accumulated other comprehensive income (loss)	(2,981)	(5,505)
Total Groupon, Inc. stockholders' equity (deficit)	(72,570)	(42,562)
Noncontrolling interests	—	172
Total equity (deficit)	(72,570)	(42,390)
Total liabilities and equity (deficit)	$540,114	$670,406

See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$125,450	$122,825	$367,325	$365,714
Cost of revenue	12,058	10,989	34,492	33,154
Gross profit	113,392	111,836	332,833	332,560
Operating expenses:
Marketing	51,735	41,442	131,333	117,278
Selling, general and administrative	55,062	68,264	195,773	208,773
Restructuring and related charges (credits)	2,334	(64)	5,502	27
Gain on sale of business	—	—	—	(10,650)
Total operating expenses	109,131	109,642	332,608	315,428
Income (loss) from operations	4,261	2,194	225	17,132
Loss on extinguishment of debt	—	(99,925)	—	(99,925)
Other income (expense), net	(1,565)	1,197	(9,211)	27,234
Income (loss) from continuing operations before provision (benefit) for income taxes	2,696	(96,534)	(8,986)	(55,559)
Provision (benefit) for income taxes	3,502	21,249	5,865	33,603
Income (loss) from continuing operations	(806)	(117,783)	(14,851)	(89,162)
Income (loss) from discontinued operations, net of tax	—	—	(46)	(471)
Net income (loss)	(806)	(117,783)	(14,897)	(89,633)
Net (income) loss attributable to noncontrolling interests	(269)	(590)	(800)	(1,227)
Net income (loss) attributable to Groupon, Inc.	$(1,075)	$(118,373)	$(15,697)	$(90,860)

Basic net income (loss) per share:
Continuing operations	$(0.03)	$(2.92)	$(0.39)	$(2.25)
Discontinued operations	—	—	—	(0.01)
Basic net income (loss) per share	$(0.03)	$(2.92)	$(0.39)	$(2.26)

Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(2.92)	$(0.39)	$(2.25)
Discontinued operations	—	—	—	(0.01)
Diluted net income (loss) per share	$(0.03)	$(2.92)	$(0.39)	$(2.26)

Weighted average number of shares outstanding:
Basic	40,632,310	40,582,370	40,042,676	40,164,733
Diluted	40,632,310	40,582,370	40,042,676	40,164,733

Comprehensive income (loss):
Net income (loss)	$(806)	$(117,783)	$(14,897)	$(89,633)
Other comprehensive income (loss)
Net change in unrealized gain (loss) on foreign currency translation adjustments	(889)	(3,515)	2,524	(36,585)
Other comprehensive income (loss)	(889)	(3,515)	2,524	(36,585)

Comprehensive income (loss)	(1,695)	(121,298)	(12,373)	(126,218)
Comprehensive income attributable to noncontrolling interests	(269)	(590)	(800)	(1,227)
Comprehensive income (loss) attributable to Groupon, Inc.	$(1,964)	$(121,888)	$(13,173)	$(127,445)
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Groupon, Inc. Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Groupon, Inc. Stockholders' Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	51,026,430	$5	$2,478,038	(10,294,117)	$(922,666)	$(1,592,434)	$(5,505)	$(42,562)	$172	$(42,390)
Comprehensive income (loss)	—	—	—	—	—	(12,859)	2,305	(10,554)	240	(10,314)
Vesting of RSUs and PSUs	55,000	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,797	—	87	—	—	—	—	87	—	87
Tax withholdings related to net share settlements of stock-based compensation awards	(6,991)	—	(276)	—	—	—	—	(276)	—	(276)
Repurchases of treasury stock	—	—	—	(1,944,619)	(21,290)	—	—	(21,290)	—	(21,290)
Stock-based compensation on equity-classified awards	—	—	12,004	—	—	—	—	12,004	—	12,004
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(294)	(294)
Balance at March 31, 2026	51,080,236	$5	$2,489,853	(12,238,736)	$(943,956)	$(1,605,293)	$(3,200)	$(62,591)	$118	$(62,473)
Comprehensive income (loss)	—	—	—	—	—	(1,763)	1,108	(655)	291	(364)
Vesting of RSUs and PSUs	1,073,392	—	—	—	—	—	—	—	—	—
Exercise of stock options, net of shares withheld for employee taxes and net share settlement of exercise price	1,715,315	—	(3,906)	—	—	—	—	(3,906)	—	(3,906)
Tax withholdings related to net share settlements of stock-based compensation awards, excluding stock options	(217,035)	—	(3,377)	—	—	—	—	(3,377)	—	(3,377)
Repurchases of treasury stock	—	—	—	(859,860)	(10,143)	—	—	(10,143)	—	(10,143)
Stock-based compensation on equity-classified awards	—	—	8,489	—	—	—	—	8,489	—	8,489
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(295)	(295)
Balance at June 30, 2026	53,651,908	$5	$2,491,059	(13,098,596)	$(954,099)	$(1,607,056)	$(2,092)	$(72,183)	$114	$(72,069)
Comprehensive income (loss)	—	—	—	—	—	(1,075)	(889)	(1,964)	269	(1,695)
Purchase of noncontrolling interest	—	—	97	—	—	—	—	97	(97)	—
Vesting of RSUs and PSUs	191,244	—	—	—	—	—	—	—	—	—
Shares issued under ESPP	5,820	—	88	—	—	—	—	88	—	88
Tax withholdings related to net share settlements of stock-based compensation awards	(67,612)	—	(1,821)	—	—	—	—	(1,821)	—	(1,821)
Repurchases of treasury stock	—	—	—	(39,980)	(792)	—	—	(792)	—	(792)
Stock-based compensation on equity-classified awards	—	—	4,005	—	—	—	—	4,005	—	4,005
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	—	(286)	(286)
Balance at September 30, 2026	53,781,360	$5	$2,493,428	(13,138,576)	$(954,891)	$(1,608,131)	$(2,981)	$(72,570)	$—	$(72,570)

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
See Notes to Condensed Consolidated Financial Statements.

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income (loss)	$(14,897)	$(89,633)
Less: Income (loss) from discontinued operations, net of tax	(46)	(471)
Income (loss) from continuing operations	(14,851)	(89,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and software	11,634	13,213
Amortization of acquired intangible assets	940	1,122
Stock-based compensation	24,057	27,585
Amortization of debt discount (premium) on convertible senior notes	(2,712)	102
Deferred income taxes	3,459	236
Foreign currency (gains) losses, net	2,388	(22,066)
Gain on sale of business	—	(10,650)
Italy unrecognized tax benefit expense	—	25,368
Loss on extinguishment of debt	—	99,925
Change in assets and liabilities:
Accounts receivable	4,489	7,049
Prepaid expenses and other current assets	(2,565)	(6,064)
Right-of-use assets - operating leases	2,857	2,407
Accounts payable	(957)	(2,360)
Accrued merchant and supplier payables	(62,741)	(21,804)
Accrued expenses and other current liabilities	763	1,015
Operating lease obligations	(2,957)	(2,731)
Other, net	1,157	(15,294)
Net cash provided by (used in) operating activities from continuing operations	(35,039)	7,891
Net cash provided by (used in) operating activities from discontinued operations	—	—
Net cash provided by (used in) operating activities	(35,039)	7,891
Investing activities
Purchases of property and equipment and capitalized software	(9,239)	(11,049)
Proceeds from sale of business, net	—	15,049
Net cash provided by (used in) investing activities from continuing operations	(9,239)	4,000
Net cash provided by (used in) investing activities from discontinued operations	—	—
Net cash provided by (used in) investing activities	(9,239)	4,000
Financing activities
Issuance costs for 2030 Notes	—	(2,296)
Repayment of Notes	(33,740)	—
Payments for purchases of treasury stock	(32,225)	—
Taxes paid related to net share settlements of stock-based compensation awards	(9,512)	(5,680)
Proceeds from settlement of capped call transactions	—	2,732
Other financing activities	(703)	(1,169)
Net cash provided by (used in) financing activities	(76,180)	(6,413)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,903)	(241)
Net increase (decrease) in cash, cash equivalents and restricted cash	(122,361)	5,237
Less: Net increase (decrease) in cash classified within current assets of discontinued operations	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(122,361)	5,237
Cash, cash equivalents and restricted cash, beginning of period (1)	325,612	262,569
Cash, cash equivalents and restricted cash, end of period (1)	$203,251	$267,806

GROUPON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
(1)     The following table provides a reconciliation of Cash, cash equivalents and restricted cash shown above to amounts reported within the Condensed Consolidated Balance Sheets as of September 30, 2026, December 31, 2025, September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$177,439	$296,080	$238,451	$228,843
Restricted cash included in prepaid expenses and other current assets	25,812	29,532	29,355	33,726
Cash, cash equivalents and restricted cash	$203,251	$325,612	$267,806	$262,569

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information from continuing operations
Cash activity:
Cash paid for interest	$9,918	$8,795
Income tax payments	10,988	17,511
Cash paid for amounts included in the measurement of operating lease liabilities	3,211	2,917
Non-cash investing activity from continuing operations:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,001	$3,299
Increase (decrease) in liabilities related to purchases of property and equipment and capitalized software	(219)	(206)
Non-cash financing activity:
Exchanged 2026 Notes	$—	$(20,000)
Exchanged 2027 Notes	—	(150,000)
Issuance of the 2030 Notes in exchange for 2026 Notes and 2027 Notes	—	244,071

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
Unaudited Interim Financial Information
We have prepared the accompanying Condensed Consolidated Financial Statements in accordance with GAAP and applicable rules and regulations of the SEC for interim financial reporting. These Condensed Consolidated Financial Statements are unaudited and, in our opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for the fair presentation of the Condensed Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss), Stockholders' Equity (Deficit) and Cash Flows for the periods presented. These Condensed Consolidated Financial Statements and notes should be read in conjunction with the audited Consolidated Financial Statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Purchase of Noncontrolling Interest
On August 18, 2026, we acquired the remaining 50% of the outstanding interests in the consolidated limited liability company (the "LLC") that administers our arrangement to offer deals related to live events. The LLC was previously a variable interest entity that we consolidated as its primary beneficiary. As a result of the transaction, we became the sole owner of the LLC. The LLC agreement provides for the dissolution of the LLC upon either party becoming a majority owner. Total consideration consisted of a nominal upfront cash payment and contingent payments over the 12 months following the closing date, which are based on collections by the LLC associated with the strategic partner's share of event inventory on our platform as of the acquisition date. We do not expect the contingent payments, including amounts remaining to be paid after September 30, 2026, to be significant. The aggregate consideration and the related dissolution were not material to our Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2026.
Simultaneously, we entered into a commercial agreement with an affiliate of the strategic partner that allows us to continue to market and distribute primary ticket inventory from that affiliate's clients through our marketplace.

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
Adoption of New Accounting Standards
There were no new accounting standards adopted during the nine months ended September 30, 2026.
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
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU removes all references to project stages in ASC Subtopic 350-40, clarifies the threshold to begin capitalizing costs and specifies that the property, plant and equipment disclosure requirements under ASC Subtopic 360-10 apply to all capitalized software costs accounted for under ASC Subtopic 350-40. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning within those annual reporting periods, and early adoption is permitted. The Company is assessing the effect this guidance may have on our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow Scope Improvements. The amendments in this update are effective for interim reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is assessing the effect this guidance may have on our disclosures.
NOTE 2. BUSINESS DISPOSITIONS
There were no business dispositions during the nine months ended September 30, 2026.

On April 10, 2025, the Company completed the sale of Giftcloud, a non-core, UK-based business, for cash consideration of $17.1 million. The net proceeds of $15.0 million were received in 2025. The related cash activity is presented within Net cash provided by (used in) investing activities from continuing operations for the nine months ended September 30, 2025.

We recognized a pre-tax gain on the sale of $10.7 million that is presented within Gain on sale of business in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 3. GOODWILL AND LONG-LIVED ASSETS
Goodwill
As of September 30, 2026 and December 31, 2025, the balance of our goodwill was $178.7 million. There was no goodwill activity during the nine months ended September 30, 2026 and 2025. All goodwill is within our North America segment, which had a negative carrying value as of September 30, 2026.

Long-Lived Assets

The following table summarizes intangible assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	$16,865	$16,865	$—	$17,067	$17,067	$—
Trade names	9,165	9,165	—	9,190	9,100	90
Patents	1,250	1,220	30	1,250	1,160	90
Other intangible assets	10,512	8,258	2,254	10,519	7,475	3,044
Total	$37,792	$35,508	$2,284	$38,026	$34,802	$3,224
Amortization of intangible assets is computed using the straight-line method over the estimated useful life of the asset, which ranges from 1 to 10 years. Amortization expense related to intangible assets was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, and $0.9 million and $1.1 million for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, estimated future amortization expense related to intangible assets is as follows (in thousands):

Remaining amounts in 2026	$278
2027	1,068
2028	853
2029	85
Thereafter	—
Total	$2,284
NOTE 4. INVESTMENTS
Other Equity Investments
Other equity investments represent equity investments without readily determinable fair values, which we elected to record at cost adjusted for observable price changes and impairments.

    As of September 30, 2026 and December 31, 2025, our carrying value in other equity investments was $74.8 million, and relates solely to our non-controlling equity interest in SumUp, our only equity investment with a positive carrying value as of these dates. The Company held a 1% to 19% ownership percentage in our other equity investments as of September 30, 2026 and December 31, 2025.
Available-for-Sale Securities
Our available-for-sale securities had a fair value of $0 as of September 30, 2026 and December 31, 2025 and no financial statement activity was recorded for the three and nine months ended September 30, 2026 and 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Fair Value Option Investments
Our fair value option investments had a fair value of $0 as of September 30, 2026 and December 31, 2025 and no financial statement activity was recorded for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the Company held a 10% to 19% ownership percentage in our fair value option investments.
NOTE 5. SUPPLEMENTAL CONDENSED CONSOLIDATED BALANCE SHEETS AND STATEMENTS OF OPERATIONS INFORMATION
The following table summarizes Prepaid expenses and other current assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$7,782	$8,614
Income taxes receivable	12,606	8,640
Restricted cash (1)	25,812	29,532
Other	4,841	5,762
Total prepaid expenses and other current assets	$51,041	$52,548
(1)    Primarily consists of cash collateral related to our letters of credit and other cash collateral. See Note 6, Financing Arrangements, for additional information.
The following table summarizes Other non-current assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Deferred contract acquisition costs, net	$2,964	$3,908
Security deposits	3,084	3,031
Other	334	231
Total other non-current assets	$6,382	$7,170

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes Accrued expenses and other current liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Customer credits	$36,391	$25,942
Accrued marketing	13,467	19,696
Compensation and benefits	12,584	11,502
Foreign VAT assessments (1)	5,316	9,724
Accrued consulting and professional fees	2,116	2,158
Refunds reserve	4,902	4,091
Deferred revenue	1,725	1,793
Current portion of lease obligations	3,690	3,547
Income taxes payable	2,344	7,525
Accrued interest	3,131	1,005
Accrued VAT and related liabilities	3,389	4,328
Accrued cloud computing and technology costs	3,900	1,820
Accrued contingent worker costs	3,194	3,078
Other	9,620	9,848
Total accrued expenses and other current liabilities	$105,769	$106,057
(1)    See Note 7, Commitments and Contingencies, for additional information.

The following table summarizes Other non-current liabilities as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Contingent income tax liabilities	$14,095	$13,520
Deferred income taxes	5,006	2,065
Other	807	941
Total other non-current liabilities	$19,908	$16,526
The following table summarizes Other income (expense), net for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,089	$1,529	$5,573	$4,336
Interest expense	(2,923)	(3,387)	(10,633)	(11,233)
Foreign currency gains (losses), net (1)	269	3,055	(4,151)	34,131
Other income (expense), net	$(1,565)	$1,197	$(9,211)	$27,234
(1)     Foreign currency gains (losses), net for the three and nine months ended September 30, 2026 and 2025 primarily relate to the remeasurement of U.S. dollar-denominated intercompany balances held by certain foreign subsidiaries whose functional currencies are not the U.S. dollar, principally subsidiaries with Euro functional currencies. The amount of foreign currency gains or losses recognized depends on both the magnitude and direction of exchange-rate movements during the period and the level of outstanding intercompany balances.
NOTE 6. FINANCING ARRANGEMENTS
The following table summarizes the outstanding debt obligations as of September 30, 2026 and December 31, 2025 and related maturity dates, contractual interest rates and carrying amounts:

		September 30, 2026				December 31, 2025
Instrument / Description	Contractual Interest Rate	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount	Principal amount	Unamortized debt issuance costs and discounts	Unamortized debt premium	Carrying amount
2026 Notes, due March 15, 2026	1.125%	$—	$—	$—	$—	$33,740	$(49)	$—	$33,691
2027 Notes, due March 15, 2027 (1)	6.250%	46,210	(182)	—	46,028	46,210	(466)	—	45,744
2030 Notes, due June 30, 2030	4.875%	244,071	(1,722)	18,017	260,366	244,071	(2,066)	21,406	263,411
Total convertible senior notes		$290,281	$(1,904)	$18,017	$306,394	$324,021	$(2,581)	$21,406	$342,846
Less: Current portion of convertible senior notes, net					(46,028)				(33,691)
Convertible senior notes, net					$260,366				$309,155
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
The Company determined that the exchange of the 2026 Notes and the 2027 Notes for 2030 Notes should be accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $99.9 million, which is presented within Loss on extinguishment of debt in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025. The loss on extinguishment of debt consists of the difference between the fair value of the 2030 Notes at issuance and the net carrying amount of the 2026 Notes and 2027 Notes exchanged.
The interest on the 2030 Notes is payable semi-annually in arrears on each June 30 and December 30 of each year.
The 2030 Notes are convertible into Common Stock or a combination of cash and Common Stock, at the Company’s election. Subject to certain conditions, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option at any time on or after March 31, 2030, until the close of business on the second scheduled trading day immediately preceding the maturity date. In addition, if specified events occur in a calendar quarter prior to March 31, 2030, the holders may elect to convert on an effective date of such event. Based on the closing price of the Common Stock of $19.76 as of September 30, 2026, the if-converted value of the 2030 Notes was less than the principal amount.
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
We classified the fair value of the 2030 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2030 Notes and our cost of debt. The estimated fair value of the 2030 Notes as of September 30, 2026 and December 31, 2025 was $230.9 million and $223.4 million, respectively, and was determined using a lattice model.
During the three and nine months ended September 30, 2026 and 2025, we recognized interest costs on the 2030 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest	$2,975	$2,975	$8,924	$2,975
Amortization of debt premium and debt issuance costs, net	(1,022)	(993)	(3,045)	(993)
Total	$1,953	$1,982	$5,879	$1,982

Convertible Senior Notes due 2027
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
We classified the fair value of the 2027 Notes as a Level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2027 Notes and our cost of debt. The estimated fair value of the 2027 Notes as of September 30, 2026 and December 31, 2025 was $47.8 million and $48.8 million, respectively, and was determined using a lattice model.

For the three and nine months ended September 30, 2026 and 2025, we recognized interest costs on the 2027 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest	$738	$791	$2,215	$6,955
Amortization of debt discount	96	98	284	849
Total	$834	$889	$2,499	$7,804

Convertible Senior Notes due 2026
On March 15, 2026, the Company paid off the remaining $33.7 million aggregate principal amount of the 2026 Notes upon their scheduled maturity. The total payment included the outstanding principal balance and all accrued and unpaid interest up to the maturity date. The repayment of principal is reflected in cash flows used in financing activities, and the payment of accrued interest is reflected in cash flows used in operating activities, each within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.
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
During the three and nine months ended September 30, 2026 and 2025, we recognized interest costs on the 2026 Notes as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest	$—	$96	$79	$398
Amortization of debt discount	—	59	49	246
Total	$—	$155	$128	$644
Capped Call Transactions
In connection with the repayment of the 2026 Notes at maturity, the Company's associated 2026 Capped Calls expired in March 2026. Because the 2026 Capped Calls were classified as stockholders' equity and were not subject to remeasurement, there was no impact to the Company's Condensed Consolidated Statements of Operations upon expiration.
Cash Collateral Agreement
We maintain access to letters of credit under our Cash Collateral Agreement. Under this arrangement, cash collateral is required for all letters of credit, which is classified as restricted cash and presented within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. The amounts committed to letters of credit under the Cash Collateral Agreement as of September 30, 2026 and December 31, 2025 were $27.4 million and $32.8 million, respectively. During the three months ended September 30, 2026, the Portuguese Tax Authority released the Company's $4.0 million bank guarantee related to the 2013 to 2015 Portugal VAT assessment. See Note 7, Commitments and Contingencies, for additional information. There were no changes to the terms of the Cash Collateral Agreement during the periods presented. See Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Our contractual obligations and commitments as of September 30, 2026 and through the date of this report, did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as discussed below.
Purchase Obligations
During the nine months ended September 30, 2026 and through the date of this report, we entered into non-cancellable arrangements with third parties, primarily related to cloud computing and other information technology services. Payments under these new contractual obligations are as follows (in thousands):

2026	$1,067
2027	12,074
2028	10,600
2029	10,000
2030	—
Thereafter	—
Total	$33,741

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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
We have two separate Portugal VAT assessments covering different periods. The 2011 to 2012 Portugal VAT assessment, totaling up to $4.8 million inclusive of penalties and interest through September 30, 2026, remains under appeal. We lodged our initial appeal in the Portuguese courts in 2015. During 2024, we received a negative ruling at the lowest-level court to assert factual and legal challenges. Based on this ruling and consideration of relevant facts and circumstances, we concluded an adverse outcome was probable and recorded a $4.6 million contingent liability, which is presented in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2026. There have been no updates during the current quarter related to the appeal or the status of this contingent liability. We have a bank guarantee of $4.2 million in place relating to this assessment, classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2026.
The 2013 to 2015 Portugal VAT assessment, totaling approximately $4.5 million inclusive of penalties and interest, is a separate matter. On October 31, 2024, we learned that Portugal’s highest-level court declined to hear our appeal. The assessment was final and became due during the fourth quarter of 2024. In July 2026, we received a formal demand notice for the principal tax and interest, and the Portuguese Tax Authority released the $4.0 million bank guarantee we had in place relating to this assessment which was classified as restricted cash in our Condensed Consolidated Balance Sheets as of December 31, 2025. The guarantee was drawn down in full and applied to the principal tax and interest, settling the assessment, and the related liability was reduced accordingly. The demand notice did not include administrative penalties, which will be separately assessed by the Portuguese Tax Authority. The $0.5 million previously accrued for those penalties, representing our best estimate of the amount we expect to incur, remains in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets as of September 30, 2026.
The Company has been named as a defendant in putative class action complaints alleging violations of the Telephone Consumer Protection Act of 1991 and related state telemarketing laws in connection with the Company's SMS marketing program. These matters are in an early stage in the litigation process and no class has been certified in any of the actions. The Company believes it has meritorious defenses to the allegations in these matters and intends to defend itself vigorously. Because these proceedings are at a preliminary stage, the Company is currently unable to predict their ultimate outcome or estimate the amount or range of possible loss, if any. Accordingly, no amounts have been accrued in the accompanying financial statements. While the Company cannot provide assurance as to the ultimate resolution of these matters, it does not currently believe an unfavorable outcome in any of these cases is probable.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
Indemnifications
In connection with the disposition of our operations in Latin America in 2017, we recorded $5.4 million in indemnification liabilities for certain tax and other matters upon the closing of the transactions within discontinued operations. We estimated the indemnification liabilities using a probability-weighted expected cash flow approach. In 2019 and 2020, we decreased our indemnification liabilities due to the expiration of certain indemnification obligations. Following these decreases, our remaining indemnification liabilities were $2.8 million.
After negative rulings at the first and second tier courts in March 2024 and April 2025 for the majority of the assessed amounts, the Company filed a special appeal to the second-level court requesting the court to revisit certain aspects of its decision. The second-level court denied the special appeal and Groupon filed an appeal with the third tier court. For one of the matters appealed, in the first quarter of 2025, the Company concluded an adverse outcome is probable based on the second tier court findings specific to that case. The Company therefore determined it is probable a loss has been incurred for this individual matter and recorded additional liability of $0.5 million, including interest and penalties, presented within Income (loss) from discontinued operations in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2025. Our total remaining indemnification liabilities were $3.5 million as of September 30, 2026, inclusive of the contingent liability and related interest and penalties incurred to date of $0.7 million. There have been no updates during the current quarter related to the appeal or the status of this indemnification liability.
We estimate that the total amount of obligations that are reasonably possible to arise under the indemnifications should not exceed our bank guarantee of $10.2 million for these assessments. Our bank guarantee is classified as restricted cash in our Condensed Consolidated Balance Sheets as of September 30, 2026.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
NOTE 8. STOCKHOLDERS' EQUITY (DEFICIT) AND COMPENSATION ARRANGEMENTS
Share Repurchase Program
In May 2018, the Board authorized us to repurchase up to $300.0 million of our Common Stock under our share repurchase program. During the three and nine months ended September 30, 2026, we repurchased 40.0 thousand and 2.8 million shares for an aggregate purchase price of $0.8 million and $32.2 million, respectively, (including fees and commissions) under our repurchase program. As of September 30, 2026, up to $212.8 million of Common Stock remained available for purchase under our program.
In October 2026 and through the date of this report, we repurchased an additional 637,581 shares for an aggregate price of $10.6 million (including fees and commissions) under our repurchase program.
The timing and amount of share repurchases, if any, will be determined based on market conditions, limitations under the Notes, share price, available cash and other factors, and the program may be terminated at any time.
Groupon, Inc. Incentive Plan
We established the 2011 Plan under which options, RSUs and PSUs of up to 20,775,000 shares of Common Stock are authorized for future issuance to employees, consultants and directors. The 2011 Plan is administered by the Compensation Committee. As of September 30, 2026, 3,989,479 shares of Common Stock were available for future issuance under the 2011 Plan.
Restricted Stock Units
The RSUs generally have vesting periods between one and three years and are amortized on a straight-line basis over their requisite service period.
The vesting of certain RSUs granted in 2026 is adjusted based on a Performance Multiplier determined by the participant's YEPR for the relevant annual performance determination period. The Performance Multiplier ranges from 0% to 300%.
Certain RSUs granted in 2026 were granted to participants who also hold unvested 2025 PSUs. For these participants, the Year 1 and Year 2 tranches were subject to deferral until May 1, 2029 if the first stock price hurdle under the 2025 PSU Program of $19.75 was achieved and certified by the Compensation Committee on or before the otherwise applicable vesting date. Any such deferral does not affect the number of RSUs granted, the applicable Performance Multiplier, or the terms of the participants' 2025 PSUs. In July 2026, the first stock price hurdle of $19.75 under the 2025 PSU Program was achieved and certified. As a result, vesting of the Year 1 and Year 2 tranches of these RSUs is deferred to May 1, 2029.
Compensation cost for the RSUs subject to a Performance Multiplier adjustment is accrued based on the estimated YEPR outcome at each period end and adjusted upon annual YEPR certification by the Compensation Committee. As of September 30, 2026, the Company estimated the Performance Multiplier at 100%.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The table below summarizes RSU activity for the nine months ended September 30, 2026:

	RSUs	Weighted-Average Grant Date Fair Value (per unit)
Unvested at December 31, 2025	555,564	$17.36
Granted (1)	853,766	17.77
Vested	(293,240)	18.75
Forfeited	(102,752)	14.61
Unvested at September 30, 2026	1,013,338	$17.59
(1)     The number of RSUs with service and performance vesting conditions included in the granted amount reflects the shares that would be eligible to vest at 100% of the Performance Multiplier.
As of September 30, 2026, $14.0 million of unrecognized compensation costs related to unvested RSUs are expected to be recognized over a remaining weighted-average period of 1.76 years.
Stock Options
In March 2023, we granted our CEO options to purchase 3,500,000 shares with an exercise price of $6.00 per share, which vested in full in March 2025. During the second quarter of 2023, the CEO exercised 437,500 vested options. On June 11, 2026, the CEO exercised the remaining 3,062,500 options outstanding on a net-share-settled basis. Of the shares issuable upon exercise, 1,110,943 shares were withheld to satisfy the $18.4 million aggregate exercise price and 236,242 shares were withheld to satisfy $3.9 million of mandatory statutory tax withholding, resulting in a net issuance of 1,715,315 shares of Common Stock. The Company remitted the $5.2 million of related taxes, comprising $3.9 million of statutory withholding on the CEO’s behalf, which is reflected in cash flows used in financing activities, and $1.3 million of employer payroll taxes, which is reflected in cash flows used in operating activities, each within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026.
The table below summarizes stock option activity for the nine months ended September 30, 2026:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	3,062,500	$6.00	0.25	$35,556
Exercised	(3,062,500)	6.00	—	32,616
Outstanding at September 30, 2026	—	—	—	—
Exercisable at September 30, 2026	—	$—	—	$—
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
2026 PSUs
In May 2026, the Compensation Committee approved the 2026 PSU program under which the 2026 PSUs cliff-vest at the end of the Performance Period based on Groupon's rTSR percentile ranking versus the Russell 2000 Index and subject to continued service through the Performance Period.
rTSR is measured using 90-day VWAP as of the grant date and the end of the Performance Period, with dividends treated as reinvested. Certain 2026 PSUs include an adjustment mechanism designed to insulate the rTSR outcome from the effects of any SumUp liquidity or revaluation event. The number of 2026 PSUs eligible to vest ranges from 0% to 300% of target based on Groupon's rTSR percentile rank, subject to the Negative TSR Cap, which is capped at 100% if Groupon's absolute TSR is negative.
The following table summarizes the outstanding PSU award activity for the nine months ended September 30, 2026:

	2024 Executive PSUs		2025 PSUs (1)		2026 PSUs (2)
	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value	Units	Wtd. Avg. Grant Date Fair Value
Unvested at December 31, 2025	2,590,355	14.00	1,730,068	24.14	—	—
Granted	—	—	457,354	9.91	405,427	44.54
Vested	(837,643)	13.89	(188,753)	22.55	—	—
Forfeited	(263,981)	13.59	(83,017)	23.14	(18,652)	34.69
Unvested at September 30, 2026	1,488,731	14.14	1,915,652	20.94	386,775	45.02

(1)     Includes vesting of 23,721 units upon certification by the Compensation Committee that certain service and performance conditions were satisfied during the nine months ended September 30, 2026 under specified terms provided for under the grant agreements for our CEO, Dusan Senkypl, and former COO, Jiri Ponrt.
(2)     2026 PSUs presented at target (100% payout).

Because the 2024 Executive PSUs, 2025 PSUs, and 2026 PSUs are subject to market conditions, we used a Monte Carlo simulation to calculate the grant date fair value of the awards and the related derived service period. The explicit service period for the awards exceeds the derived service period and therefore we recognize the expense over the explicit service period.
The key inputs used in the Monte Carlo simulation and requisite service period are as follows:

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	2024 Executive PSUs		2025 PSUs		2026 PSUs
Grant Date	June 12, 2024	October 14, 2024	May 20, 2025	January 29, 2026	May 1, 2026	August 3, 2026

Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	4.46%	3.86%	3.91%	3.52%	3.87%	4.26%
Expected volatility	95.73%	98.70%	98.88%	85.81%	92.81%	86.31%
Requisite service period (in years)	2.88	2.54	2.95	2.25	3.00	2.74
Correlation Coefficient	N/A	N/A	N/A	N/A	0.25	0.28

As of September 30, 2026, we had unrecognized compensation costs related to unvested 2024 Executive PSUs, 2025 PSUs, and 2026 PSUs of $2.5 million, $12.0 million and $15.6 million, respectively. The cost is expected to be recognized over a remaining weighted-average period of 0.58 years, 1.23 years, and 2.59 years related to 2024 Executive PSUs, 2025 PSUs and 2026 PSUs, respectively.
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
As of September 30, 2026, the achievement of these benchmarks remained improbable based on forecasts through the end of 2027. Therefore, no stock-based compensation expense was recognized through September 30, 2026.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 9. REVENUE RECOGNITION
Refer to Note 14, Segment Information, for revenue summarized by reportable segment and category for the three and nine months ended September 30, 2026 and 2025.
Customer Credits
We issue credits to customers that can be applied to future purchases through our online marketplaces. Credits are primarily issued as consideration for refunds and, to a lesser extent, for customer relationship purposes. The following table summarizes the activity in the liability for customer credits for the nine months ended September 30, 2026 (in thousands):

Customer Credits
Balance as of December 31, 2025	$25,942
Credits issued	100,389
Credits redeemed (1)	(85,011)
Breakage revenue recognized	(4,821)
Foreign currency translation	(108)
Balance as of September 30, 2026	$36,391
(1)Customer credits can be redeemed through our online marketplaces for goods or services provided by a third-party merchant and revenue is recognized on a net basis as the difference between the carrying amount of the customer credit liability derecognized and the amount due to the merchant for the related transaction. Customer credits are typically used within one year of issuance.
Costs of Obtaining Contracts
Incremental costs to obtain contracts with third-party merchants, such as sales commissions, are deferred and recognized on a straight-line basis over the expected period of the merchant arrangement, generally from 12 to 18 months. Deferred contract acquisition costs are presented in Prepaid expenses and other current assets and Other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, deferred contract acquisition costs were $4.3 million and $5.4 million.
The amortization of deferred contract acquisition costs is classified within Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. We amortized $1.8 million and $1.8 million of deferred contract acquisition costs for the three months ended September 30, 2026 and 2025 and $5.6 million and $4.9 million of deferred contract acquisition costs for the nine months ended September 30, 2026 and 2025.
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

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes the activity in the allowance for expected credit losses on accounts receivable for the nine months ended September 30, 2026 (in thousands):

Allowance for Expected Credit Losses
Balance as of December 31, 2025	$2,647
Change in provision	(414)
Write-offs	(38)
Foreign currency translation	(16)
Balance as of September 30, 2026	$2,179
Variable Consideration for Unredeemed Vouchers
For merchant agreements with redemption payment terms, the merchant is not paid its share of the sale price for a voucher sold through one of our online marketplaces until the customer redeems the related voucher. If the customer does not redeem a voucher with such merchant payment terms, we retain all of the gross billings for that voucher, rather than retaining only our net commission. We estimate the variable consideration from vouchers that will not ultimately be redeemed using our historical voucher redemption experience and recognize that amount as revenue at the time of sale. We apply a constraint to ensure it is probable that a significant reversal of revenue will not occur in future periods. We recognized variable consideration from unredeemed vouchers that were sold in a prior period of $3.5 million and $1.7 million for the three months ended September 30, 2026 and 2025 and $7.6 million and $5.4 million for the nine months ended September 30, 2026 and 2025. When actual redemptions differ from our estimates, the effects could be material to the Condensed Consolidated Financial Statements.
NOTE 10. RESTRUCTURING AND RELATED CHARGES (CREDITS)
In May 2026, the Board approved the 2026 Restructuring Plan relating to the Company's previously announced strategy to rebuild the Company as an AI-native company and better deliver on our mission, serving both customers and merchants. These restructuring actions include an overall reduction of up to 400 positions globally, including employees and contractors, with a majority of these reductions having occurred by the end of the third quarter of 2026. In certain jurisdictions, workforce reductions remain subject to mandatory consultation processes, extending completion of those actions beyond the end of the third quarter of 2026. Costs incurred related to the 2026 Restructuring Plan are classified as Restructuring and related charges (credits) in the Condensed Consolidated Statements of Operations.
The Company estimates it will incur total pre-tax charges of $7.0 to $10.0 million in connection with its restructuring actions. Substantially all of the remaining pre-tax charges are expected to be paid in cash and relate to employee severance compensation and benefits, with an immaterial amount of charges related to other exit costs.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following tables summarize costs incurred by segment related to the 2026 Restructuring Plan for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Total Restructuring Charges
North America	171	—	171
International	2,083	80	2,163
Consolidated	$2,254	$80	$2,334

	Nine Months Ended September 30, 2026
	Employee Severance and Benefit Costs (1)	Legal and Advisory Costs	Total Restructuring Charges
North America	1,660	8	1,668
International	3,735	99	3,834
Consolidated	$5,395	$107	$5,502
(1)The employee severance and benefits costs for the three and nine months ended September 30, 2026 are related to the termination of 336 employees, of which 90 were still completing their notice period. All respective legally-required severance and benefits related to these employees have been recognized as of September 30, 2026.

The following table summarizes restructuring liability activity for the period (in thousands):

	Employee Severance and Benefit Costs	Legal and Advisory Costs	Total
Balance as of December 31, 2025	—	—	$—
Charges payable in cash	5,395	107	5,502
Cash payments	(4,398)	(68)	(4,466)
Foreign currency translation	(6)	—	(6)
Balance as of September 30, 2026	$991	$39	$1,030
During the three and nine months ended September 30, 2025, we recorded an immaterial amount of Restructuring and related charges (credits) under the 2022 and 2020 Restructuring Plans in the Condensed Consolidated Statements of Operations.
NOTE 11. INCOME TAXES
Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items.
Provision (benefit) for income taxes and Income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Provision (benefit) for income taxes (1)	$3,502	$21,249	$5,865	$33,603
Income (loss) from continuing operations before provision (benefit) for income taxes	$2,696	$(96,534)	$(8,986)	$(55,559)
(1)The three and nine months ended September 30, 2025 include $25.3 million of foreign income tax expense recognized for the Italy 2012 Assessment and the Italy 2017 Assessment.
Our U.S. Federal income tax rate is 21%. The primary factors impacting the effective tax rate for the three and nine months ended September 30, 2026 and 2025 were pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the nine months ended September 30, 2026 was further impacted by benefits due to return-to-provision adjustments and tax refunds received, partially offset by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the quarter ended March 31, 2026 and an increase in the Company's liability related to unremitted foreign earnings. For the three and nine months ended September 30, 2025, the effective tax rate was further impacted by U.S. pre-tax losses due to a loss on extinguishment of debt and the foreign income tax expense recognized for the Italy 2012 and Italy 2017 Assessments, partially offset by a benefit resulting from the enactment of the OBBB Act, primarily due to the elimination of the requirement to capitalize and amortize U.S.-based R&D expenditures. For the three and nine months ended September 30, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets.
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
In general, it is our practice and intention to reinvest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. Additionally, an actual repatriation from our non-U.S. subsidiaries could be subject to foreign and U.S. state income taxes. Aside from limited exceptions for which the related deferred tax liabilities are recognized as of September 30, 2026 and December 31, 2025, we do not intend to distribute earnings of foreign subsidiaries for which we have an excess of the financial reporting basis over the tax basis of our investments and therefore have not recorded any deferred taxes related to such amounts. The actual tax cost resulting from a distribution would depend on income tax laws and circumstances at the time of distribution. Determination of the amount of unrecognized deferred tax liability related to the excess of the financial reporting basis over the tax basis of our foreign subsidiaries is not practical due to the complexities associated with the calculation.
We are currently under audit by several jurisdictions, including the U.S. It is likely that the examination phase of some of those audits will conclude in the next 12 months. There are many factors, including factors outside of our control, which influence the progress and completion of those audits.
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
There was no material activity in the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2026 and 2025.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets that are written down to fair value as a result of an impairment or modified due to an observable price change in an orderly transaction.
We did not record any significant nonrecurring fair value remeasurements for the three and nine months ended September 30, 2026 and 2025.
Estimated Fair Value of Financial Assets and Liabilities Not Measured at Fair Value
Our financial instruments not carried at fair value consist primarily of accounts receivable, restricted cash, accounts payable, accrued merchant and supplier payables, and accrued expenses. The carrying values of those assets and liabilities approximate their respective fair values as of September 30, 2026 and December 31, 2025 due to their short-term nature.
Our Notes are presented at their respective carrying values in our Condensed Consolidated Balance Sheets, as we have not elected the fair value option under ASC Subtopic 825-10 for any of our convertible notes. See Note 6, Financing Arrangements, for additional information.
NOTE 13. INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, RSUs, PSUs, ESPP shares, Major Rocket incentive shares, and convertible senior notes. If dilutive, those potentially dilutive securities are reflected in diluted net income (loss) per share using the treasury stock method, except for the convertible senior notes, which are subject to the if-converted method.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table sets forth the computation of basic and diluted net income (loss) per share of Common Stock for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:

Numerator
Income (loss) - continuing operations	$(806)	$(117,783)	$(14,851)	$(89,162)
Less: Net income (loss) attributable to noncontrolling interests	269	590	800	1,227
Net income (loss) attributable to common stockholders - continuing operations	(1,075)	(118,373)	(15,651)	(90,389)
Net income (loss) attributable to common stockholders - discontinued operations	—	—	(46)	(471)
Basic and Diluted net income (loss) attributable to common stockholders	$(1,075)	$(118,373)	$(15,697)	$(90,860)

Denominator
Shares used in computation of basic net income (loss) per share	40,632,310	40,582,370	40,042,676	40,164,733
Weighted-average effect of diluted securities:
Stock options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP Shares	—	—	—	—
Convertible senior notes due 2026	—	—	—	—
Convertible senior notes due 2027	—	—	—	—
Shares used in computation of diluted net income (loss) per share	40,632,310	40,582,370	40,042,676	40,164,733

Basic net income (loss) per share:
Continuing operations	$(0.03)	$(2.92)	$(0.39)	$(2.25)
Discontinued operations	—	—	—	(0.01)
Basic net income (loss) per share	$(0.03)	$(2.92)	$(0.39)	$(2.26)

Diluted net income (loss) per share:
Continuing operations	$(0.03)	$(2.92)	$(0.39)	$(2.25)
Discontinued operations	—	—	—	(0.01)
Diluted net income (loss) per share	$(0.03)	$(2.92)	$(0.39)	$(2.26)

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following weighted-average potentially dilutive instruments are not included in the diluted net income (loss) per share calculations above because they would have had an antidilutive effect on the net income (loss) per share from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capped call transactions (1)	—	496,184	135,750	691,330
Convertible senior notes due 2026 (2)	—	501,686	135,750	693,164
Convertible senior notes due 2027 (2)	1,575,318	1,684,012	1,575,318	4,944,849
Convertible senior notes due 2030 (2)	4,516,070	4,417,895	4,516,070	1,472,632
Stock options	—	3,062,500	1,828,526	3,062,500
RSUs	1,060,696	719,177	839,480	719,050
PSUs	2,229,936	1,912,688	1,693,004	1,153,358
ESPP	6,280	6,964	8,234	10,016
Total	9,388,300	12,801,106	10,732,132	12,746,899
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
As of September 30, 2026, there were up to 3,273,513 shares of Common Stock issuable upon vesting of outstanding PSUs and Major Rocket incentive shares that were excluded from the table above based on our evaluation of the applicable market and performance conditions as of the end of the period. Refer to Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for more information.

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
NOTE 14. SEGMENT INFORMATION
In accordance with ASC Topic 280, Segment Reporting, we disaggregate our operations into two operating and reportable segments: North America and International based on geographically distinct market dynamics. The segment information below reflects the operating results that are regularly provided to and are reviewed by our CODM, who is our CEO, to assess performance and make resource allocation decisions. Our segment information is based on the "management" approach. The "management" approach, as defined within ASC Topic 280, designates the internal reporting used by the CODM for making decisions and assessing performance as the source of our reportable segments. Our measure of segment profitability is contribution profit, defined as net revenue less cost of revenue and marketing expenses, as presented below, and is regularly provided to and reviewed by the CODM to allocate resources and assess performance. The CODM assesses our segments’ performance based on contribution profit predominantly in the monthly budget-to-actual variances analysis when making decisions about the allocation of our investment in marketing expenses to each segment. We do not report asset-related information by reportable segment because our CODM does not regularly receive asset information on a reportable segment basis.
The following table summarizes revenue by reportable segment and category for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America
Local	$91,959	$91,562	$270,384	$271,990
Goods	682	1,224	2,439	3,904
Travel	4,443	3,221	12,388	11,222
Total North America revenue	$97,084	$96,007	$285,211	$287,116

International
Local	$25,869	$23,182	$74,446	$67,796
Goods	1,292	2,175	4,313	6,700
Travel	1,205	1,461	3,355	4,102
Total International revenue	$28,366	$26,818	$82,114	$78,598
Total revenue	$125,450	$122,825	$367,325	$365,714

GROUPON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
The following table summarizes contribution profit by reportable segment and reconciles total contribution profit for the reportable segments to consolidated income (loss) from continuing operations before provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
North America
Revenue	$97,084	$96,007	$285,211	$287,116
Cost of revenue
Payment processor fees	7,520	6,818	21,148	20,075
Other segment items (cost of revenue) (1)	2,847	1,481	6,656	5,029
Total cost of revenue	10,367	8,299	27,804	25,104
Marketing
Online marketing	37,650	30,565	94,548	88,425
Other segment items (marketing) (2)	2,895	1,181	6,746	2,955
Total marketing	40,545	31,746	101,294	91,380
Segment contribution profit	$46,172	$55,962	$156,113	$170,632

International
Revenue	$28,366	$26,818	$82,114	$78,598
Cost of revenue
Payment processor fees	1,503	1,462	4,367	4,278
Other segment items (cost of revenue) (1)	188	1,228	2,321	3,772
Total cost of revenue	1,691	2,690	6,688	8,050
Marketing
Online marketing	10,593	8,807	26,928	23,342
Other segment items (marketing) (2)	597	889	3,111	2,556
Total marketing	11,190	9,696	30,039	25,898
Segment contribution profit	$15,485	$14,432	$45,387	$44,650

Total
Total contribution profit for the reportable segments	$61,657	$70,394	$201,500	$215,282
Selling, general and administrative	55,062	68,264	195,773	208,773
Restructuring and related charges (credits)	2,334	(64)	5,502	27
(Gain) on sale of business	—	—	—	(10,650)
Income (loss) from operations	4,261	2,194	225	17,132
Loss on extinguishment of debt	—	(99,925)	—	(99,925)
Other income (expense), net	(1,565)	1,197	(9,211)	27,234
Income (loss) from continuing operations before provision (benefit) for income taxes	$2,696	$(96,534)	$(8,986)	$(55,559)
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
Project Foundry
In the first quarter of 2026, we launched Project Foundry, a company-wide initiative to transform our operating model by embedding AI agents into the core of every function. The goal of Foundry is not the launch of a single feature or capability, but to re-architect how work is performed internally so the Company operates with the speed required to succeed in an AI-native world. The impact of this initiative on our key operating and financial metrics is not yet determinable, and we expect Foundry to influence how we operate over the remainder of 2026 and in future periods. In the third quarter of 2026, we launched FoundryAI, an internal platform that gives our teams access to company data and a shared catalog of AI tools, and moved the majority of our employees onto it.
We expect our organization to be AI-native by default by the end of 2026, meaning that AI is the default way our teams get work done, and our focus is now shifting to deploying AI agents that work alongside our teams.
As part of Project Foundry and the Company’s strategy to become an AI-native company, management is evaluating a range of operational initiatives to better align the Company’s cost structure with this AI-native operating model, improve its operational efficiency and become more nimble, and position the Company for growth. These initiatives, including restructuring actions, were approved by the Board in the second quarter of 2026. As the Company implements Project Foundry, management expects to continue to evaluate additional material cost-reduction and automation actions, including headcount reductions through natural attrition, elective decisions to eliminate vacant positions rather than rehire and other actions. The Company expects any such actions to be completed by the end of 2027.
In May 2026, the Board approved the 2026 Restructuring Plan relating to the Company's previously announced strategy to rebuild the Company as an AI-native company and better deliver on our mission, serving both customers and merchants. These restructuring actions include an overall reduction of up to 400 positions globally, including employees and contractors, with a majority of these reductions having occurred by the end of the third quarter of 2026. In connection with these actions, we expect to record total pre-tax charges of $7.0 million to $10.0 million. Substantially all of the remaining pre-tax charges are expected to be paid in cash and relate to employee severance compensation and benefits, with an immaterial amount of charges related to other exit costs.
The payroll actions under the 2026 Restructuring Plan are estimated to result in $20.0 million to $25.0 million in annualized cost savings. The Company expects to realize up to $10.0 million of gross savings in 2026 with all of these savings reinvested into marketing, AI infrastructure, and talent density. See Item 1, Note 10, Restructuring and Related Charges (Credits), for more information regarding the 2026 Restructuring Plan.

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
Our gross billings and units for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross billings	$439,104	$416,112	$1,235,399	$1,219,285
Units	8,963	9,136	25,619	26,791

Our active customers for the trailing twelve months ended September 30, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2026	2025
TTM active customers	16,200	16,126

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
•Contribution profit measures the amount of marketing investment needed to generate revenue and is defined as net revenue less cost of revenue and marketing expense.
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
The following table presents the above financial metrics for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$125,450	$122,825	$367,325	$365,714
Gross profit	113,392	111,836	332,833	332,560
Contribution profit	61,657	70,394	201,500	215,282
Adjusted EBITDA	14,734	17,540	42,358	48,429
Free cash flow	(45,783)	(24,588)	(44,278)	(3,158)
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

Factors Affecting Our Performance
Attracting and retaining local merchants and suppliers. As we focus on our local experiences marketplace, we depend on our ability to attract and retain merchants who are willing to offer their experiences on our platform. Merchants can withdraw their offerings from our marketplace at any time, and their willingness to continue offering services through our marketplace depends on the effectiveness of our marketplace offering. We are focused on improving our marketplace offering and merchant value proposition by exploring opportunities to better balance the needs of merchant partners, customers and Groupon, including expanding our Things to Do offerings and rebuilding our North America Local supply.
Acquiring and retaining customers. To acquire and retain customers to drive higher volumes on our platform from new and existing customers, we are focused on strengthening our product offerings, improving the quality of the experiences on our marketplace, encouraging repeat purchases through our app, managed channels and personalization, and enhancing the performance of our marketing campaigns.
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

Results of Operations
North America
Operating Metrics
North America segment gross billings and units for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Gross billings
Local	$306,245	$293,761	4.2%	$857,537	$841,798	1.9%
Goods	4,124	7,645	(46.1)	14,262	24,646	(42.1)
Travel	28,365	17,701	60.2	76,497	63,940	19.6
Total gross billings	$338,734	$319,107	6.2	$948,296	$930,384	1.9

Units
Local	5,754	5,942	(3.2)%	16,542	17,327	(4.5)%
Goods	106	199	(46.6)	371	696	(46.7)
Travel	106	69	53.5	287	247	16.2
Total units	5,966	6,210	(3.9)	17,200	18,270	(5.9)
North America TTM active customers for the trailing twelve months ended September 30, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2026	2025	% Change
TTM active customers	10,870	10,999	(1.2)%
Comparison of the Three Months Ended September 30, 2026 and 2025:
North America gross billings increased by $19.6 million, while units and TTM active customers decreased by 0.2 million and 0.1 million respectively for the three months ended September 30, 2026 compared with the prior year period. Within our Local category, gross billings increased 4.2% year-over-year as higher transaction value more than offset a decline in unit volume. Transaction value increased as customers purchased higher-value offerings, driven by our Things to Do offerings, including growth in our Enterprise channel, while unit volume declined as customers purchased less frequently. Local gross billings growth was partially offset by higher refunds. From a supply perspective, growth was led by continued strength in our Things to Do offerings and our Enterprise channel, which accelerated to double digits year-over-year, while growth was limited by Health, Beauty & Wellness and our Small Business merchant base, which were relatively flat. From a demand perspective, growth was led by our paid and organic channels, and managed channels turned positive year-over-year, partially offset by a decline in our other non-paid channels. Growth in our Travel category reflects improvements to our hotel and resort offerings. In addition, gross billings in our Goods category decreased, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
North America gross billings increased by $17.9 million and units decreased by 1.1 million for the nine months ended September 30, 2026 compared with the prior year period. Within our Local category, gross billings increased 1.9% year-over-year, as higher transaction value more than offset a decline in unit volume. Transaction value increased as customers purchased higher-value offerings, driven by our Things to Do offerings, including growth in our Enterprise channel in the third quarter, while unit volume declined as customers purchased less frequently. From a supply perspective, continued strength in our Things to Do offerings and growth in our Enterprise channel, driven by an acceleration in the third quarter, were limited by softness in Health, Beauty & Wellness. From a demand perspective, growth in our paid, direct, and organic channels was partially offset by a decline in our managed channels and other non-paid channels, although managed channels turned positive in the third quarter. Growth in our Travel category reflects improvements to our hotel and resort offerings and growth in our Tours offerings. In addition, gross billings in our Goods category decreased, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year.
Financial Metrics
North America segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Local	$91,959	$91,562	0.4%	$270,384	$271,990	(0.6)%
Goods	682	1,224	(44.3)	2,439	3,904	(37.5)
Travel	4,443	3,221	37.9	12,388	11,222	10.4
Total revenue	$97,084	$96,007	1.1	$285,211	$287,116	(0.7)

Cost of revenue
Local	$9,690	$7,796	24.3%	$25,854	$23,193	11.5%
Goods	79	150	(47.3)	284	507	(44.0)
Travel	598	353	69.4	1,666	1,404	18.7
Total cost of revenue	$10,367	$8,299	24.9	$27,804	$25,104	10.8

Gross profit
Local	$82,269	$83,766	(1.8)%	$244,530	$248,797	(1.7)%
Goods	603	1,074	(43.9)	2,155	3,397	(36.6)
Travel	3,845	2,868	34.1	10,722	9,818	9.2
Total gross profit	$86,717	$87,708	(1.1)	$257,407	$262,012	(1.8)

% of Consolidated revenue	77.4%	78.2%		77.6%	78.5%
% of Consolidated cost of revenue	86.0	75.5		80.6	75.7
% of Consolidated gross profit	76.5	78.4		77.3	78.8

Comparison of the Three Months Ended September 30, 2026 and 2025:
North America revenue and cost of revenue increased by $1.1 million and $2.1 million, while gross profit decreased by $1.0 million for the three months ended September 30, 2026 compared with the prior year period. Our Local revenue increased 0.4%, lagging the rate of growth in gross billings, as a result of lower deal margins, due in part to growth in our Things to Do offerings, which have lower deal margins, and other factors. Cost of revenue increased primarily due to an increase in amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments and higher credit card processing fees. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Gross profit decreased as the increase in cost of revenue outweighed the increase in revenue.

Comparison of the Nine Months Ended September 30, 2026 and 2025:
North America revenue and gross profit decreased by $1.9 million and $4.6 million, while cost of revenue increased by $2.7 million for the nine months ended September 30, 2026 compared with the prior year period. Our Local revenue decreased 0.6%, lagging the rate of growth in gross billings, as a result of lower deal margins, due in part to growth in our Things to Do offerings, which have lower deal margins. The increased cost of revenue is primarily due to higher credit card processing fees, an increase in amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments, as well as increased connectivity partner fees. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Gross profit decreased due to increased cost of revenue and decreased revenue.

Marketing and Contribution Profit
North America marketing and contribution profit for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$40,545	$31,746	27.7%	$101,294	$91,380	10.8%
% of Revenue	41.8%	33.1%		35.5%	31.8%

Contribution profit	$46,172	$55,962	(17.5)%	$156,113	$170,632	(8.5)%
Comparison of the Three Months Ended September 30, 2026 and 2025:
North America marketing expense and marketing expense as a percentage of revenue increased for the three months ended September 30, 2026 compared with the prior year period, primarily driven by higher investment in paid channels to acquire new customers, higher marketing technology costs and higher brand marketing spend. Marketing expense as a percentage of revenue increased as revenue growth did not keep pace with our marketing investment, and the additional spend did not deliver the returns we expected.
North America contribution profit decreased for the three months ended September 30, 2026 compared with the prior year period, primarily due to an increase in marketing expense.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
North America marketing expense and marketing expense as a percentage of revenue increased for the nine months ended September 30, 2026 compared with the prior year period, primarily driven by higher investment in paid channels to acquire new customers, higher marketing technology costs and higher brand marketing spend. Marketing expense as a percentage of revenue increased as marketing investment increased while revenue decreased, and the additional spend did not deliver the returns we expected.
North America contribution profit decreased for the nine months ended September 30, 2026 compared with the prior year period, primarily due to higher marketing investment and lower gross profit.
International
Operating Metrics
International segment gross billings and units for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Gross billings
Local	$85,573	$77,270	10.7%	$238,099	$230,745	3.2%
Goods	8,512	11,879	(28.3)	29,970	36,995	(19.0)
Travel	6,285	7,856	(20.0)	19,034	21,161	(10.1)
Total gross billings	$100,370	$97,005	3.5	$287,103	$288,901	(0.6)

Units
Local	2,794	2,605	7.2%	7,713	7,501	2.8%
Goods	170	272	(37.3)	607	895	(32.2)
Travel	33	49	(32.8)	99	125	(20.8)
Total units	2,997	2,926	2.4	8,419	8,521	(1.2)

International TTM active customers for the trailing twelve months ended September 30, 2026 and 2025 were as follows (in thousands):

	Trailing Twelve Months Ended September 30,
	2026	2025	% Change
TTM active customers	5,330	5,127	4.0%
Comparison of the Three Months Ended September 30, 2026 and 2025:
International gross billings increased by $3.4 million, while units and TTM active customers increased by 0.1 million and 0.2 million respectively for the three months ended September 30, 2026 compared with the prior year period. International Local gross billings grew 10.7% year-over-year, reflecting growth in both transaction volume and transaction value. International Local gross billings growth was partially offset by higher refunds. From a supply perspective, growth within International Local was driven by an expansion of seasonally relevant supply concentrated in major international cities, led by our Health, Beauty & Wellness and Things to Do offerings. From a demand perspective, growth was led by our paid channels, while our new consumer platform, now deployed across International markets, contributed to double digit year-over-year growth in our organic channel. Gross billings in our Travel category decreased, reflecting lower hotel bookings. Gross billings in our Goods category decreased, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, there was a $0.7 million unfavorable impact on gross billings from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
International gross billings and units decreased by $1.8 million and 0.1 million respectively for the nine months ended September 30, 2026 compared with the prior year period. Reported gross billings decreased primarily due to the divestiture of Giftcloud. Excluding Giftcloud, International Local gross billings increased 9.9% year-over-year, reflecting growth in both transaction volume and transaction value. From a supply perspective, growth within International Local was driven by an expansion of seasonally relevant supply concentrated in major international cities, led by our Health, Beauty & Wellness and Things to Do offerings. From a demand perspective, growth was led by our paid channels, while the deployment of our new consumer platform across International markets contributed to two straight quarters of double digit growth in our organic channel. Gross billings in our Travel category decreased, reflecting lower hotel bookings. Gross billings in our Goods category decreased, reflecting our continued de-emphasis of the category, which resulted in fewer unit sales year-over-year. In addition, there was a $10.4 million favorable impact on gross billings from year-over-year changes in foreign currency exchange rates.

Financial Metrics
International segment revenue, cost of revenue and gross profit for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Revenue
Local	$25,869	$23,182	11.6%	$74,446	$67,796	9.8%
Goods	1,292	2,175	(40.6)	4,313	6,700	(35.6)
Travel	1,205	1,461	(17.5)	3,355	4,102	(18.2)
Total revenue	$28,366	$26,818	5.8	$82,114	$78,598	4.5

Cost of revenue
Local	$1,459	$2,145	(32.0)%	$5,543	$6,388	(13.2)%
Goods	141	344	(59.0)	701	1,108	(36.7)
Travel	91	201	(54.7)	444	554	(19.9)
Total cost of revenue	$1,691	$2,690	(37.1)	$6,688	$8,050	(16.9)

Gross profit
Local	$24,410	$21,037	16.0%	$68,903	$61,408	12.2%
Goods	1,151	1,831	(37.1)	3,612	5,592	(35.4)
Travel	1,114	1,260	(11.6)	2,911	3,548	(18.0)
Total gross profit	$26,675	$24,128	10.6	$75,426	$70,548	6.9

% of Consolidated revenue	22.6%	21.8%		22.4%	21.5%
% of Consolidated cost of revenue	14.0	24.5		19.4	24.3
% of Consolidated gross profit	23.5	21.6		22.7	21.2

Comparison of the Three Months Ended September 30, 2026 and 2025:
International revenue and gross profit increased by $1.5 million and $2.5 million while cost of revenue decreased by $1.0 million for the three months ended September 30, 2026 compared with the prior year period. International Local revenue increased 11.6%, consistent with the drivers of gross billings discussed above. Cost of revenue decreased primarily due to lower amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Revenue and gross profit also had unfavorable impacts of $0.2 million and $0.2 million from year-over-year changes in foreign currency exchange rates.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
International revenue and gross profit increased by $3.5 million and $4.9 million, while cost of revenue decreased by $1.4 million compared with the prior year period. Excluding Giftcloud, International Local revenue increased 12.9%, consistent with the drivers of gross billings discussed above. Cost of revenue decreased primarily due to lower amortization of internally-developed software relating to customer-facing applications that resulted from a transfer of assets between our reportable segments, partially offset by Giftcloud charges in the current year that were intercompany transactions pre-divestiture in the prior year. The transfer did not have an impact on our consolidated results of operations, other than an immaterial effect on our income tax provision. Revenue and gross profit also had favorable impacts of $2.9 million and $2.5 million from year-over-year changes in foreign currency exchange rates.

Marketing and Contribution Profit
International marketing and contribution profit for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$11,190	$9,696	15.4%	$30,039	$25,898	16.0%
% of Revenue	39.4%	36.2%		36.6%	32.9%

Contribution profit	$15,485	$14,432	7.3%	$45,387	$44,650	1.7%
Comparison of the Three Months Ended September 30, 2026 and 2025:
International marketing expense and marketing expense as a percentage of revenue increased for the three months ended September 30, 2026 compared with the prior year period, primarily due to a higher investment in paid channels to capitalize on expanded supply and demand opportunities.
International contribution profit increased for the three months ended September 30, 2026 compared with the prior year period, primarily due to an increase in gross profit, partially offset by higher marketing investment.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
International marketing expense and marketing expense as a percentage of revenue increased for the nine months ended September 30, 2026 compared with the prior year period, primarily due to a higher investment in paid channels to capitalize on expanded supply and demand opportunities.

International contribution profit increased for the nine months ended September 30, 2026 compared with the prior year period, primarily due to an increase in gross profit, partially offset by higher marketing investment.
Consolidated Operating Expenses
Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marketing	$51,735	$41,442	24.8%	$131,333	$117,278	12.0%
Selling, general and administrative (1)	55,062	68,264	(19.3)	195,773	208,773	(6.2)
Restructuring and related charges (credits)	2,334	(64)	NM	5,502	27	NM
Gain on sale of business	—	—	—	—	(10,650)	100.0
Total operating expenses	$109,131	$109,642	(0.5)	$332,608	$315,428	5.4

% of Revenue:
Marketing	41.2%	33.7%		35.8%	32.1%
Selling, general and administrative	43.9%	55.6%		53.3%	57.1%
(1)The three and nine months ended September 30, 2026 includes $3.7 million and $23.6 million of stock-based compensation expense and $2.1 million and $6.7 million of depreciation and amortization expense. The three and nine months ended September 30, 2025 includes $10.9 million and $27.3 million of stock-based compensation expense and $2.4 million and $8.2 million of depreciation and amortization expense.
Comparison of the Three Months Ended September 30, 2026 and 2025:
SG&A and SG&A as a percentage of revenue decreased for the three months ended September 30, 2026 compared with the prior year period, due to lower payroll related costs resulting from reduced headcount, including reductions from our 2026 Restructuring Plan and lower stock-based compensation and bonus expenses, partially offset by higher technology expenses, as the three months ended September 30, 2025 benefited from the usage of non-recurring indirect tax credits.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
SG&A and SG&A as a percentage of revenue decreased for the nine months ended September 30, 2026 compared with the prior year period, due to lower payroll related costs resulting from reduced headcount, including reductions from our 2026 Restructuring Plan and lower stock-based compensation and bonus expenses, partially offset by employer paid payroll tax expense from the exercising of vested options and higher technology expenses, as the nine months ended September 30, 2025 benefited from the usage of non-recurring indirect tax credits.

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
Other income (expense), net for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other income (expense), net	$(1,565)	$1,197	$(9,211)	$27,234
Comparison of the Three Months Ended September 30, 2026 and 2025:
The change in Other income (expense), net for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is primarily related to a $2.8 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The gain during the three months ended September 30, 2026 was minimal as the Euro was relatively flat against the U.S. dollar, as compared to the gain in the prior year period driven by the Euro appreciation against the U.S. dollar. In each of these periods, these intercompany balances represented U.S. dollar-denominated payables owed by our foreign subsidiaries, whose functional currency is not the U.S. dollar, to Groupon, Inc.
Comparison of the Nine Months Ended September 30, 2026 and 2025:
The change in Other income (expense), net for the nine months ended September 30, 2026 as compared with the prior year period is primarily related to a $38.3 million decrease in net foreign currency gains (losses) which primarily resulted from U.S. dollar-denominated intercompany balances with our foreign subsidiaries. The loss during the nine months ended September 30, 2026 was primarily driven by the depreciation of the Euro against the U.S. dollar, as compared to the gain in the prior year period driven by the Euro appreciation against the U.S. dollar. In each of these periods, these intercompany balances represented U.S. dollar-denominated payables owed by our foreign subsidiaries, whose functional currency is not the U.S. dollar, to Groupon, Inc.
Consolidated Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Provision (benefit) for income taxes	$3,502	$21,248	(83.5)%	$5,865	$33,603	(82.5)%
Effective tax rate	129.9%	(22.0)%		(65.3)%	(60.5)%

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025:
The effective tax rates for the three and nine months ended September 30, 2026 and 2025 were impacted by pretax losses incurred in jurisdictions that have valuation allowances against their net deferred tax assets. The effective tax rate for the nine months ended September 30, 2026 was further impacted by benefits due to return-to-provision adjustments and tax refunds received, partially offset by additional tax expense resulting from the signing of an advance pricing agreement with international tax authorities during the quarter ended March 31, 2026 and an increase in the Company's liability related to unremitted foreign earnings. For the three and nine months ended September 30, 2025, the effective tax rate was further impacted by U.S. pretax losses due to a loss on extinguishment of debt and the foreign income tax expense recognized for the Italy 2012 and Italy 2017 Assessments, partially offset by a benefit resulting from the enactment of the OBBB Act, primarily due to the elimination of the requirement to capitalize and amortize U.S.-based R&D expenditures. For the three and nine months ended September 30, 2026 and 2025, we continue to maintain a full valuation allowance against all U.S. federal and state deferred tax assets. We expect that our consolidated effective tax rate in future periods may continue to differ significantly from the U.S. federal income tax rate as a result of our tax obligations in jurisdictions with profits and valuation allowances in jurisdictions with losses.
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
We exclude stock-based compensation expense and depreciation and amortization because they are primarily non-cash in nature and we believe that non-GAAP financial measures excluding those items provide meaningful supplemental information about our operating performance and liquidity. For the three and nine months ended September 30, 2026 and 2025, special charges and credits included charges related to our 2026 Restructuring Plan, 2022 Restructuring Plan, 2020 Restructuring Plan, loss on extinguishment of debt and the (gain) on sale of business. We exclude special charges and credits from Adjusted EBITDA because we believe that excluding those items provides meaningful supplemental information about our core operating performance and facilitates comparisons with our historical results.
The following is a reconciliation of Adjusted EBITDA to the most comparable GAAP financial measure, Income (loss) from continuing operations, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$(806)	$(117,782)	$(14,851)	$(89,162)
Adjustments:
Stock-based compensation	3,816	11,109	24,057	27,585
Depreciation and amortization	4,323	4,301	12,574	14,335
Restructuring and related charges (credits)	2,334	(64)	5,502	27
(Gain) on sale of business (1)	—	—	—	(10,650)
Loss on extinguishment of debt	—	99,925	—	99,925
Other (income) expense, net (2)	1,565	(1,197)	9,211	(27,234)
Provision (benefit) for income taxes	3,502	21,248	5,865	33,603
Total adjustments	15,540	135,322	57,209	137,591
Adjusted EBITDA	$14,734	$17,540	$42,358	$48,429
(1)The nine months ended September 30, 2025 includes $10.7 million of pre-tax gains related to the sale of Giftcloud, a non-core, UK-based business. See Item 1, Note 2, Business Dispositions, for additional information.
(2)Other (income) expense, net, for the three and nine months ended September 30, 2026 and 2025 includes interest income, interest expense, and foreign currency (gains)/losses. See Item 1, Note 5, Supplemental Condensed Consolidated Balance Sheets and Statements of Operations Information, for additional information.

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

The following table represents the effect on our Condensed Consolidated Statements of Operations from changes in exchange rates versus the U.S. dollar for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026
	At Avg. Q3 2025 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$439,854	$(750)	$439,104
Revenue	125,665	(215)	125,450
Cost of revenue	12,063	(5)	12,058
Gross profit	113,602	(210)	113,392
Marketing	51,904	(169)	51,735
Selling, general and administrative	54,932	130	55,062
Restructuring and related charges (credits)	2,393	(59)	2,334
Income (loss) from operations	4,373	(112)	4,261

	Nine Months Ended September 30, 2026
	At Avg. Q3 2025 Rates (1)	Exchange Rate Effect (2)	As Reported
Gross billings	$1,225,014	$10,385	$1,235,399
Revenue	364,467	2,858	367,325
Cost of revenue	34,134	358	34,492
Gross profit	330,333	2,500	332,833
Marketing	130,325	1,008	131,333
Selling, general and administrative	192,263	3,510	195,773
Restructuring and related charges (credits)	5,588	(86)	5,502
Income (loss) from operations	2,157	(1,932)	225
(1)     Represents the financial statement balances that would have resulted had exchange rates in the reporting period been the same as those in effect in the prior year period.
(2)     Represents the increase or decrease in the reported amount resulting from changes in exchange rates from those in effect in the prior year period.
Liquidity and Capital Resources
Our principal source of liquidity is our cash balance totaling $177.4 million as of September 30, 2026. The Company’s cash requirements are subject to change as business conditions warrant and opportunities arise. We believe that the Company has sufficient liquidity to support its overall ongoing operational needs within the next 12 months, including the repayment of the 2027 Notes upon maturity on March 15, 2027.
Our net cash flows from operating, investing and financing activities from continuing operations for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash provided by (used in):
Operating activities	$(43,208)	$(20,506)	$(35,039)	$7,891
Investing activities	(2,575)	(3,024)	(9,239)	4,000
Financing activities	(6,684)	(3,275)	(76,180)	(6,413)
Free cash flow is a non-GAAP liquidity measure that comprises net cash provided by (used in) operating activities from continuing operations, less purchases of property and equipment and capitalized software. Our free cash flow for the three and nine months ended September 30, 2026 and 2025 and a reconciliation to the most comparable GAAP financial measure, Net cash provided by (used in) operating activities from continuing operations, for those periods were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net cash provided by (used in) operating activities from continuing operations	$(43,208)	$(20,506)	$(35,039)	$7,891
Purchases of property and equipment and capitalized software from continuing operations	(2,575)	(4,082)	(9,239)	(11,049)
Free cash flow	$(45,783)	$(24,588)	$(44,278)	$(3,158)
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
Net cash provided by (used in) operating activities
For the nine months ended September 30, 2026, our net cash used in operating activities from continuing operations was $35.0 million as compared with net cash provided by operating activities from continuing operations of $7.9 million in the prior period. The decrease in cash provided by operating activities is primarily attributed to a $62.7 million decrease in accrued merchant and supplier payables during the nine months ended September 30, 2026, compared with a $21.8 million decrease in the prior year period. The year-over-year change was driven by strategic supplier payments made in late 2024, which resulted in comparatively lower accrued merchant and supplier payable balances entering the first quarter of 2025, as compared with higher accumulated balances entering the current year. The current year decrease reflects the paydown of those higher balances in the ordinary course of regular payment cycles. The decrease in cash provided by operating activities also reflects higher online marketing investment, with cash payments for marketing $11.9 million higher than the prior year period, as well as $4.5 million of cash payments remitted in connection with actions under the 2026 Restructuring Plan. This decrease was partially offset by a $6.5 million reduction in cash paid for income taxes, primarily attributable to provisional payments related to the Italy tax matters made during the prior year period, with no such payments made in the current year period.
Net cash provided by (used in) investing activities
For the nine months ended September 30, 2026, our net cash used in investing activities from continuing operations was $9.2 million as compared with net cash provided by investing activities from continuing operations of $4.0 million in the prior period. The net cash used in investing activities for the nine months ended September 30, 2026 relates to purchases of property and equipment and capitalized software. The net cash provided by investing activities in the prior period primarily relates to the proceeds earned on the sale of Giftcloud, partially offset by purchases of property and equipment and capitalized software.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2026, our net cash used in financing activities from continuing operations was $76.2 million as compared with net cash used in financing activities from continuing operations of $6.4 million in the prior period. The year-over-year change from financing activities is primarily due to a $33.7 million payment to repay the remaining aggregate principal amount of the 2026 Notes upon their scheduled maturity and $32.2 million related to repurchases of Common Stock under our share repurchase program, and $3.9 million of statutory tax withholding remitted on the CEO's behalf relating to the exercise of his stock options. See Item 1, Note 6, Financing Arrangements, for additional information regarding the payment of our 2026 Notes and Item 1, Note 8, Stockholders' Equity (Deficit) and Compensation Arrangements, for additional information regarding our Common Stock repurchases.
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
In November 2024, we issued $197.3 million aggregate principal amount of 2027 Notes. The 2027 Notes bear interest at a rate of 6.250% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, and will mature March 15, 2027, subject to earlier repurchase or conversion.
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
See Item 1, Note 6, Financing Arrangements, for additional information regarding the 2026 Notes, 2027 Notes and 2030 Notes.
Other Liquidity and Capital Resource matters
As of September 30, 2026, we had $73.7 million in cash held by our international subsidiaries, which is primarily denominated in British Pounds Sterling, Euros, Indian Rupees and Australian dollars. In general, it is our practice and intention to re-invest the earnings of our non-U.S. subsidiaries in those operations or remit such earnings in a tax-efficient manner. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2026 did not materially change from the amounts set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, except as disclosed in Item 1, Note 7, Commitments and Contingencies.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2026.
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
Foreign Currency Exchange Risk
We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British Pound Sterling, Canadian dollar, Indian Rupee, Polish Zloty, Czech Koruna, Australian dollar, and, to a lesser extent, Swiss Franc and United Arab Emirates Dirham, which exposes us to foreign currency risk. As of September 30, 2026, the U.S. dollar index was up 3.18% over December 31, 2025. For the three and nine months ended September 30, 2026, we derived approximately 22.6% and 22.4% of our revenue from our International segment. Revenue and related expenses generated from our international operations are generally denominated in the local currencies of the corresponding countries. The functional currencies of our subsidiaries that either operate or support these markets are generally the same as the corresponding local currencies. However, the results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign currency exchange rate fluctuations. Upon consolidation, as exchange rates vary, our revenue and other operating results may differ materially from expectations, and we may record significant gains or losses on the re-measurement of intercompany balances.
We assess our foreign currency exchange risk based on hypothetical changes in rates utilizing a sensitivity analysis that measures the potential impact on working capital based on a 10% change (increase and decrease) in currency rates. We use a current market pricing model to assess the changes in the value of the U.S. dollar on foreign currency denominated monetary assets and liabilities. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the U.S. dollar against those currency exposures as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, our net working capital surplus (defined as current assets less current liabilities) from subsidiaries that are subject to foreign currency translation risk was $0.3 million. The potential decrease in this working capital surplus from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $30.7 thousand. This compares with a $26.5 million working capital deficit subject to foreign currency exposure as of December 31, 2025, for which a 10% adverse change would have resulted in a potential increase in this working capital deficit of $2.7 million.
Interest Rate Risk
Our cash balance as of September 30, 2026 consists of bank deposits, so exposure to market risk for changes in interest rates is limited. The 2027 Notes and 2030 Notes have an aggregate principal amount of $47.3 million and $244.1 million, respectively, and bear interest at a fixed rate, so we have no financial statement impact from changes in interest rates. However, changes in market interest rates impact the fair value of the 2027 Notes and 2030 Notes along with other variables such as our credit spreads and the market price and volatility of our Common Stock. See Item 1, Note 6, Financing Arrangements, for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026.
Based on that evaluation, our management concluded that, as of September 30, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Management did not identify changes that occurred in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended September 30, 2026, we did not issue any unregistered equity securities.
Issuer Purchases of Equity Securities
As of September 30, 2026, there have been no changes to our Board authorized share repurchase program. For additional information, please refer to Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Annual Report on Form 10-K for the year ended December 31, 2025.
A summary of our Common Stock repurchases during the three months ended September 30, 2026 under our share repurchase program is set forth in the following table:

Date	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2026	—	$—	—	$213,566,989
August 1-31, 2026	—	$—	—	$213,566,989
September 1-30, 2026	39,980	$19.82	39,980	$212,774,565
Total	39,980	$19.82	39,980	$212,774,565

The following table provides information about purchases of shares of our Common Stock during the three months ended September 30, 2026 related to shares withheld upon vesting of RSUs and PSUs for minimum tax withholding obligations:

Date	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under Program
July 1-31, 2026	60,926	$27.89	—	—
August 1-31, 2026	2,589	$20.08	—	—
September 1-30, 2026	4,097	$19.08	—	—
Total	67,612	$27.06	—	—
(1)Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of RSUs and PSUs.
ITEM 5. OTHER INFORMATION
(a) On November 4, 2026, the Board increased its size from six to seven members and appointed Ajay Mittal as a director of the Company, in each case effective November 9, 2026.

The Board affirmatively determined that Mr. Mittal is an independent director under the applicable rules of NASDAQ. Mr. Mittal has not been named to, and is not currently expected to be named to, any committee of the Board.

Mr. Mittal will receive compensation consistent with the Company’s Non-Employee Directors’ Compensation Plan (the “Director Compensation Plan”). Additionally, in connection with his appointment, on November 4, 2026, the Board approved a pro-rated RSU Retainer for Mr. Mittal under the Director Compensation Plan with a grant date value of $114,329, to be granted on the effective date of his appointment and vesting in full on June 11, 2027.

There are no arrangements or understandings between Mr. Mittal and any other persons pursuant to which Mr. Mittal was selected as a director of the Company. Neither Mr. Mittal nor any of his immediate family members have any direct or indirect material interest in any transaction or proposed transaction required to be reported under Item 404(a) of Regulation S-K.

Additionally, on November 5, 2026 and November 6, 2026, respectively, the Company entered into Severance Benefit Agreements with Rana Kashyap, the Company’s Chief Financial Officer, and Aditya Rajkumar, the Company’s Chief Operating Officer, each as approved by the Compensation Committee on November 3, 2026 (the “Severance Benefit Agreements”). Mr. Kashyap's Severance Benefit Agreement supersedes his prior severance benefit agreement with the Company.

Under the Severance Benefit Agreements, upon an involuntary termination of employment without Cause or a resignation for Good Reason (each as defined in the Severance Benefit Agreements), Mr. Kashyap and Mr. Rajkumar will each receive, subject to execution of a release of claims and continued compliance with their employment agreements and restrictive covenant obligations, a lump sum amount equal to three months of base salary; the accelerated vesting of the tranches of their outstanding RSUs scheduled to vest during the 12-month period beginning on the termination date, subject to the applicable performance multiplier; and the vesting of a pro-rated portion of their outstanding PSUs, which vest based on actual performance against the applicable stock price or relative total shareholder return measures, as certified by the Compensation Committee.

In the event that Mr. Kashyap’s or Mr. Rajkumar’s employment is terminated in connection with a Change in Control of the Company (as defined in the Severance Benefit Agreements), they will each receive, in addition, a pro rata amount of their target annual cash incentive awards for the year of such termination; the vesting in full of all outstanding unvested RSU tranches, without pro-ration, subject to the applicable performance multiplier and, for certain awards, to approval of the transaction by the directors unaffiliated with Pale Fire Capital SE (“Pale Fire”); and one hundred percent (100%) of their outstanding target PSUs remaining eligible to vest, without pro-ration, based on actual performance against the applicable stock price or relative total shareholder return measures as of the Change in Control date. A Change in Control is deemed not to include, among other things, a transaction in which Pale Fire, together with its affiliated entities and individuals, becomes the direct or indirect beneficial owner of more than fifty percent (50%) of the Company's voting power, unless the transaction is approved by the Board, including by a majority of directors unaffiliated with Pale Fire.

The description of the Severance Benefit Agreements is not complete and is qualified by reference in its entirety to Mr. Kashyap’s and Mr. Rajkumar’s Severance Benefit Agreements, which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) During the three months ended September 30, 2026, the following director adopted a trading arrangement for the sale of our Common Stock:
Jason Harinstein, a member of our Board, adopted a trading arrangement on September 15, 2026, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Arrangement”). The trading arrangement provides for the sale of up to 23,212 shares of the Company’s Common Stock, subject to price-based conditions, pursuant to a pre-established schedule. The trading arrangement expires December 31, 2027, or earlier upon the occurrence of certain termination events.

No other officers or directors adopted, modified, or terminated a Rule 10b5-1 Trading Arrangement or a “non-Rule 10b5-1 Trading Arrangement” (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of 2026 Notice of Performance Share Unit Award and Performance Share Unit Award Agreement (including SumUp TSR Adjustment).*
10.2	Severance Benefit Agreement, dated November 5, 2026, between Groupon, Inc. and Rana Kashyap.*
10.3	Severance Benefit Agreement, dated November 6, 2026, between Groupon, Inc. and Aditya Rajkumar.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104 **	Cover Page Interactive Data File
____________________________________
* Management contract or compensatory plan or arrangement.
** The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November 2026.

GROUPON, INC.
By:	/s/ Rana Kashyap
	Name:	Rana Kashyap
	Title:	Chief Financial Officer